Form 10-Q
period 1996-03-31
SABRELINER CORP
filed 1996-05-14
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File No.
March 31, 1996                                     33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




       Delaware                                    43-1289921
(State of Incorporation)                       (I.R.S. Employer
                                              Identification No.)




                    Pierre Laclede Center
                         Suite 1500
                     7733 Forsyth Blvd.
                St. Louis Missouri 63105-1821
                       (314) 863-6880

  (Name, address, including ZIP Code, and telephone number, including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.   YES [ X ] NO [   ]


PART I - FINANCIAL INFORMATION
Condensed Financial Statements

                              Sabreliner Corporation
                            Consolidated Balance Sheets
                               (Dollars in Thousands)

                                                  Unaudited       Audited
                                                  March 31,       June 30,
                                                  1996            1995
                                                  -----------     -----------
Assets
Current assets:
 Cash                                             $   13,454      $    9,879
 Accounts receivable (net of allowances of
  $1,136 and $1,089 respectively)                     23,999          24,376
 Inventories                                          24,903          25,769
 Contracts in process (net of customer advances
  and progress payments of $9,936 and $10,373
  respectively)                                       15,034           9,474

Other current assets                                   5,436           4,781
                                                  -----------     -----------
  Total current assets                                82,826          74,279
                                                  -----------     -----------
Property and equipment, net of depreciation           44,690          54,042

Other assets                                           7,968           7,534
                                                  -----------     -----------
  Total assets                                    $  135,484      $  135,855
                                                  ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                 $   13,449      $   12,324
 Accrued compensation                                  5,801           6,155
 Other accrued liabilities                             3,912           5,734
 Accrued interest expense                              4,751           1,976
 Other current liabilities                               769           2,690
                                                  -----------     -----------
  Total current liabilities                           28,682          28,879
                                                  -----------     -----------
Long-term debt and capital leases                     92,369          92,766

Other long-term liabilities                            4,337           4,357

Stockholders' equity
 Common stock                                             10              10
 Additional paid-in capital                            2,056           2,056
 Less: Treasury stock, at cost                        (1,007)           (920)
 Retained earnings                                     9,037           8,707
                                                  -----------     -----------
  Total stockholders' equity                          10,096           9,853
                                                  -----------     -----------
  Total liabilities and stockholders' equity      $  135,484      $  135,855
                                                  ===========     ===========

                                Sabreliner Corporation
                            Consolidated Income Statement
                                    (Unaudited)
             (Dollars in Thousands, Share and Per Share Data as Stated)


                                Three Months Ended          Nine Months Ended
                              ----------------------    ------------------------
                               March 31,   March 31,     March 31,   March 31,
                                 1996        1995          1996        1995
                              ----------  ----------    ----------  ----------
Net revenue                   $  51,631   $  31,699     $ 149,360   $  84,299
Cost of revenue                  42,353      24,186       124,140      63,948
                              ----------  ----------    ----------  ----------
 Gross margin                     9,278       7,513        25,220      20,351

Selling, general and
 administrative expense           5,847       4,518        16,638      11,002
                              ----------  ----------    ----------  ----------
 Operating income                 3,431       2,995         8,582       9,349

Interest  expense, net            2,908       2,817         8,804       8,289
Other income (expense)              (81)        (57)          754           7
                              ----------  ----------    ----------  ----------
 Earnings before
  income taxes                      442         121           532       1,067

Income tax expense                 (168)        (46)         (202)       (405)
                              ----------  ----------    ----------  ----------
 Net income                   $     274   $      75     $     330   $     662
                              ==========  ==========    ==========  ==========
Earnings per share data

 Net earnings per
  common share                $    0.31   $    0.09     $    0.38   $    0.75
                              ----------  ----------    ----------  ----------
 Dividends paid per
  common share                $    0.00   $    0.00     $    0.00   $    0.00
                              ----------  ----------    ----------  ----------
 Average common and
  common equivalent shares      872,541     880,834       872,906     882,167
                              ==========  ==========    ==========  ==========

                         Sabreliner Corporation
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                          (Dollars in Thousands)

                                                         Nine Months Ended
                                                     ------------------------
                                                      March 31,     March 31,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
Net income                                           $     330     $     662
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                         10,370        17,780
  Changes in assets and liabilities                     (3,074)       (1,907)
                                                     ----------    ----------
Net cash provided by operating activities                7,626        16,535
                                                     ----------    ----------
Cash flows used in investing activities:
Capitalized expenditures                                (1,938)       (2,578)
Acquisition, net of cash acquired                       (1,533)      (15,485)
                                                     ----------    ----------
Net cash used in investing activities                   (3,471)      (18,063)

Cash flows used in financing activities:
Principal payments on long-term debt
  and capital leases                                      (493)         (149)
Purchase of treasury stock                                 (87)          (36)
                                                     ----------    ----------
Net cash used in financing activities                     (580)         (185)
                                                     ----------    ----------
Increase (decrease) in cash and cash equivalents         3,575        (1,713)

Cash and cash equivalents, beginning of period           9,879        22,276
                                                     ----------    ----------
Cash and cash equivalents, end of period             $  13,454     $  20,563
                                                     ==========    ==========

              Notes to Condensed Financial Statements
                             (Unaudited)
                       (Dollars in Thousands)

Basis of Presentation:

The information set forth in these interim financial statements as of and for the three and nine months ended March 31, 1996 and March 31, 1995 is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the financial results of Sabreliner Corporation for the periods indicated. Results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories:

Components of inventories as of March 31, 1996 and June 30, 1995 were:

                                   March           June
                                  ________       ________

Aircraft parts                    $ 22,653       $ 21,515
Raw materials                        1,050          1,130
Pre-owned aircraft                   1,200          3,124
                                  ________       ________

Total                             $ 24,903       $ 25,769
                                  ========       ========

Property and Equipment:

Components of property and equipment as of March 31, 1996 and June 30, 1995 were:

                                   March           June
                                 ________        ________

Service contract assets *        $  99,134       $ 98,801
Other                               39,656         39,603
                                 __________      _________

                                   137,790        138,404
Less accumulated depreciation      (95,369)       (86,856)
                                  _________      _________

                                    42,421         51,548
Construction in progress             2,269          2,494
                                  _________      _________

                                  $ 44,690       $ 54,042
                                  =========      =========

<F1>
* Represents training system, aircraft and engines dedicated to the Undergraduate Naval Flight Officers (UNFO) logistics support contract.

Contingencies:

The Company has been subject to governmental inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July 1993. Supplemental requests for documents concerning this matter were received during the three months ended March 31, 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred this quarter.

In addition to the inquiry discussed above, the Company is subject to other legal proceedings and claims arising in the ordinary course of its business. Although there can be no assurance as to the outcome of such litigation, it is the opinion of management (after consultation with legal counsel) that all such actions or proceeds are covered by insurance or will be resolved without material effect on the Company's financial position or results of operations.


        Management's Discussion and Analysis of Financial
           Condition and Results of Operations Overview

Overview

Operating profit increased by 15% in the third quarter of fiscal 1996, versus the same period of the prior year, reflecting the Company's strategy to replace profits lost due to the conversion of the Company's largest government contract, the UNFO logistics support contract, from its base period to the contract's option period, with profits from acquired businesses and new contract awards. The expected decline in operating profit attributed to the conversion of the UNFO contract, representing $2.7 million per quarter, was offset by the operating profits generated by the acquisition of the DynAir Companies (now known as SabreTech, Inc.) on June 30,1995 and Midcoast Aviation on November 2, 1994. These two acquisitions provided $2.2 million in operating profit for the third quarter. In addition, new contract awards, such as the U.S. Air Force C-20 logistics program and existing contract settlements, also increased operating profit by $0.9 million.

Quarter   Ended   March 31, 1996 as Compared  to  Quarter   Ended
March 31, 1995

Net revenue for the third quarter of fiscal 1996 was 63% higher than the corresponding period of the previous year due to the revenue generated by the recently-acquired SabreTech, Inc., which provided additional revenue of $24.2 million during the period. Excluding the effect of this acquisition, net revenue for the quarter declined by $4.3 million from the same period of the prior year, largely due to the conversion of the UNFO logistics support contract from its base period to the contract's option period, resulting in a $7.1 million reduction in third quarter revenue. This reduction was partially offset by performance of the recently-awarded C-20 logistics contract.

Gross margin also increased in the third quarter, by 24% or $1.8 million more than the Company reported for the same period a year ago. The SabreTech acquisition generated $3.7 million in additional gross margin for the period. The gross margin attributable to the UNFO contract declined for the period, as compared to the corresponding period of the prior year, by $2.7 million as a result of the transition to the option period. The remaining $0.8 million in increased gross margin was primarily due to the recently-awarded C-20 contract and the favorable settlement of an outstanding government contract claim.

Although the dollar value of gross margins increased, gross margin as a percent of net revenue declined for the period, when compared to the corresponding period of the previous year. The overall decline in gross margin percentage, from approximately
24% of net revenue in fiscal 1995 to 18% in fiscal 1996, reflects the change in the Company's revenue mix, to lower-margin commercial aviation business.

The SabreTech acquisition increased selling, general and administrative expenses by $1.5 million for the period. Without the SabreTech acquisition, selling, general and administrative expenses would have declined in the third quarter, when compared to the same period last year, by $0.2 million, reflecting cost reductions achieved through consolidation and reorganization of the remaining business areas.

Nine Months Ended March 31, 1996 as Compared to Nine Months Ended
March 31, 1995

The businesses acquired during fiscal 1995 have increased the net revenue reported for the nine months ended March 31, 1996 by $71.7 million from the same period of the prior year. Of this increase, Midcoast Aviation, Inc. provided $15.3 million and SabreTech, Inc. provided $56.4 million. Without these acquisitions, net revenue declined by $6.6 million from the corresponding period of the previous year. The conversion of the UNFO contract from the base period to its option period revenues resulted in a reduction in net revenue of $14.3 million for the period. Completion of major government engine and airframe modification contracts also reduced revenue by $7.5 million. Offsetting these reductions were $8.8 million of revenue generated on the recentlyawarded C-20 logistics contract, and increased pre-owned aircraft sales and international engine business, providing another $6.4 million in increased revenue.

Gross margin also increased during the first nine months of fiscal 1996 when compared to the corresponding period of the prior year, reflecting a growth of 24% or $4.9 million. The Midcoast and SabreTech acquisitions provided $7.8 million in increased gross margin for the period. Offsetting the increased gross margin generated by acquisitions was a $4.7 million decrease in gross margin earned on the UNFO contract, as partially mitigated by the sale of pre-owned aircraft, the gross margins generated on the C-20 logistics contract, and other new government and commercial awards, increasing margin $1.8 million.

Although gross margin increased by $4.9 million in the nine months ended March 31, 1996 when compared to the same period a year ago, gross margin as a percent of revenue declined, from 24% in fiscal 1995 to 17% in fiscal 1996. This decline reflects the addition of the SabreTech commercial aviation activity, which has provided increased revenues and gross margins, but has reduced the Company's composite gross margin as a percent of revenue.

The increase in selling, general and administrative expense reported for the nine months ended March 31, 1996 as compared to the corresponding period of the prior year is due to the expansion in marketing and administrative staff and resultant responsibilities stemming from the acquisitions of Midcoast and SabreTech.

The Company's net interest expense increased in the first nine months of fiscal 1996 versus the corresponding period of the previous year by $0.5 million, reflecting reductions of interest income earned due to the deployment of cash balances to acquire SabreTech, Inc. and Midcoast Aviation.

Backlog

A comparison of backlog by business area as of March 31, 1996 and June 30, 1995 follows:

                                 March       June
                                ________    _______

                               (Dollars in Thousands)

     Government Business        $ 86,311    $70,018
     General Aviation              5,713      7,570
     Commercial Aviation          35,753     17,995
                                ________    _______

                                $115,155    $95,585
                                ========    =======


The growth in government business backlog reflects the award of two major contracts, the C-20 logistics contract and the T-2/A-4 aircraft maintenance contract, which have combined backlog value of $42.6 million.

The backlog of commercial aviation business has nearly doubled since June 30, 1995, reflecting the concerted effort to pursue major contracts from aircraft manufacturers and airline operators to perform airframe modifications and support new aircraft production. The Company has captured several multi-aircraft awards since June 30, increasing backlog with long-term commitments.

Liquidity and Capital Resources

Cash generated by earnings before depreciation provided $10.7 million during the nine months ended March 31, 1996. Growth in working capital accounts, reflecting the increased activity of contracts in process, required $3.1 million in operating cash. Of the resulting $7.6 million in cash generated by operations, $1.5 million was used in a post-acquisition purchase price adjustment for SabreTech and another $1.9 million was used for capital expenditures to upgrade acquired assets and provide for
new  contract  awards and continuing facility requirements.   The
remaining $3.6 million in operating cash, after consideration of $0.6 million in financing activities, was added to existing cash balances, resulting in actual cash balance at the end of the third quarter of $13.5 million.

Future cash balances may be increased by the possible sale of the Company's UNFO training system assets to the U.S. Government. Funding in the amount of $45 million has been appropriated for the Department of Defense for such a transaction; further developments await conclusive legislative activities. If the proposed sale occurs, the Company's cash balances would be increased, after taxes, by approximately $35 million. In accordance with its Indenture, the Company may use the resulting cash proceeds to improve existing assets, purchase new assets or business, or offer to repurchase outstanding Senior Notes. Although the Company believes this transaction will occur within the current government fiscal year ending September 30, 1996, there can be no assurance that this transaction will occur within this timeframe or that it will ever occur.

Exclusive of the possible UNFO asset sale, the Company expects its chief source of liquidity to be derived from existing cash balances, augmented by continuing cash flows from operations. In addition to these sources, the Company has access to an unused, secured credit facility, with a borrowing limit of $35 million. The Company believes these capital resources will be adequate to meet the funding needs of current business, including long-term government contracts, and to provide funding to continue the Company's acquisition strategy.

On April 23, 1996 the Company entered into an agreement to acquire the TFE 731 heavy maintenance capability, including specialty tooling, inventory and licensed OEM authority, from UNC Airwork for approximately $2.0 million. The Company expects continuing investments for working capital items on this product line to require an additional $2.0 million in capital resources. The transaction should close by the end of May.

The Company is currently holding discussions relating to several small acquisition projects. Although there can be no assurance that the Company will complete these potential acquisitions, the Company will continue to pursue and evaluate acquisition candidates.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been subject to governmental inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July 1993. Supplemental requests for documents concerning this matter were received during the three months ended March 31, 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred this quarter.

In addition to the inquiry discussed above, the Company is subject to other legal proceedings and claims arising in the ordinary course of its business. Although there can be no assurance as to the outcome of such litigation, it is the opinion of management (after consultation with legal counsel) that all such actions or proceeds are covered by insurance or will be resolved without material effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits Filed

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SABRELINER CORPORATION

                                    F. Holmes Lamoreux
Date: May 14, 1996                  _______________________________

                                    F. Holmes Lamoreux
                                    Chairman of the Board and Chief
                                    Executive Officer

                                    Rodney E. Olson
Date: May 14, 1996                  ______________________________

                                    Rodney E. Olson
                                    Senior Vice President, Finance
                                    and Corporate Development and
                                    Chief Financial Officer