Form 10-K
period 1996-06-30
SABRELINER CORP
filed 1996-09-27
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended June 30, 1996


                Commission File Number 33-67422


                    SABRELINER CORPORATION
                     A Delaware Corporation
          (IRS Employer Identification No. 43-1289921)
              Pierre Laclede Center, Suite 1500
      7733 Forsyth Blvd., St. Louis, Missouri  63105-1821
                  Telephone: (314) 863-6880


Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
12 1/2% Senior Notes due 2003, Series B

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or (2) has been subject to such filing requirements for the
past 90 days.   Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form K or any amendment to this Form 10-K. X

The number of shares of the Company's common stock outstanding on August 31, 1996 was 870,834.



                            PART I

Item 1.  BUSINESS

Sabreliner Corporation with its subsidiaries Midcoast Aviation, Inc. and SabreTech, Inc. is a diversified aerospace company providing services in airframe maintenance and modification, gas turbine engine overhaul and repair, logistics support and other aerospace products and services for commercial, corporate and government aviation markets. During fiscal 1996, Sabreliner reported revenue of $206 million, of which 40% was provided by commercial aviation, 33% was provided by corporate aviation and the remaining 27% was provided by government aviation business.

During the last fiscal year, the Company achieved a 70% growth in its revenues, largely due to acquisitions completed in the prior year and the capture of significant new government contracts. The Company continued its acquisition strategy during fiscal 1996, expanding its engine business
through  the  purchase  of  two  additional  product   lines.
Turbotech  Repairs,  Inc. ("Turbotech"),  acquired  in  June,
1996,   increases the Company's market penetration by  adding
new engine component repairs and major inspection and overhaul services. The Company also expanded its capabilities by acquiring the heavy maintenance tooling and license for the AlliedSignal TFE 731 engine from UNC-Airwork in May, 1996. The Company believes these acquisitions will expand its market share within its engine business area, enhancing future growth and stability. Existing cash balances and an unused $35 million credit facility will enable the Company to continue its acquisition strategy, seeking existing businesses and facilities complementary to its current operations or providing entrance into new markets (see "Acquisition Strategy" below).

In  addition  to  growth from its acquisition strategy,  the
Company  plans  to expand its existing business through  the aggressive  pursuit  of new contracts and  through
increased investment in   existing   facilities and new
tooling capabilities.   The  continued  expansion  of  the  Company's
engine  business,  including working capital  investments  to accommodate the recently acquired product lines and the entry
into   new  engine  types,  and  the  establishment  of new
commercial aviation facilities at Orlando are areas of existing business investments under consideration for the upcoming year. The Company also intends to build upon its expanded capabilities to capture new contract awards for government and corporate aviation. The Company's technical expertise and customer support are providing opportunities to increase future revenues by capturing new contracts and by enlarging its capabilities.

During fiscal 1996, the Company's SabreTech subsidiary was involved in the crash of ValuJet Flight 592 (see Item 3. LEGAL PROCEEDINGS and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

Corporate Aviation Business

The  Company's corporate aviation business provides airframe,
powerplant   and  ancillary  systems  repair,  overhaul and
modification services and flight line and spare parts support
to the  business  aviation market.   The  revenues  of  this
business area derive from work on a wide variety of business aircraft including the Sabreliner, Gulfstream, Falcon, Cessna, Hawker, Challenger, Lear, and other business jet and turboprop airframes. The Company services these aircraft for both domestic and foreign operators, with international sales in excess of 12% of the corporate aviation business. Total revenues reported in fiscal 1996 for corporate aviation were $68.2 million, and are comprised of the following product lines:

Maintenance and Modification Business

Maintenance is the routine and as-required inspection and resulting repair of aircraft, including airframe corrosion condition; maintenance and service bulletin compliance; avionic, instrument, electrical and hydraulic systems repairs and overhauls; and the troubleshooting and repair of aircraft. Modification is the periodic enhancement or conversion of aircraft, including aircraft painting; avionics systems installation; interior refurbishment; structural life extensions or enhancements; and other major corrections or improvements.

The Company maintains four facilities to provide maintenance and modification services:

     The Perryville Maintenance Center, performing routine maintenance and modifications on the Sabreliner fleet;

     The St. Louis Downtown Parks Maintenance Center, dedicated to maintenance and modification efforts on larger "heavy iron"aircraft, such as Gulfstreams, Falcons and Challengers;

     The Little Rock Maintenance Center, specializing in smaller and mid-size business aircraft; and

     Lambert Field Maintenance Center, which supports base customers and drop-ins at the Lambert-International
     Airport in St. Louis.

The combined facilities of Midcoast and Sabreliner provided approximately $38.4 million in aggregate maintenance and modification revenue during fiscal 1996.

Engine Business

The engine business area includes the repair, overhaul and maintenance of powerplants installed on a variety of
corporate  aviation  and  military aircraft.   The  Company's
current engine component repair or engine overhaul capabilities include the following engines:

     Manufacturer             Engine

    Pratt & Whitney           PT6, JT12, JT8, J52, J75
    General Electric          CF700, T700, CJ610, J85
    AlliedSignal              TFE 731, TPE 331
    Lycoming                  T53
    Teledyne                  J69
    Allison                   A250, T63, T56

The Company's primary facility dedicated to the engine business is the Neosho plant, with advanced capabilities in lathing, milling, machining, electron beam and conventional welding, plating, coating, blending, shotpeening, plasma
spraying,   X-ray   and  magnetic  diagnostics,   and   other
capabilities.   During  the  last fiscal  year,  the  Company
acquired Turbotech, adding component repair capability for the Pratt & Whitney PT6 and AlliedSignal TPE 331, as well as, full overhaul authority for the Allison A250. In addition, the Company acquired the heavy maintenance tooling and license for the AlliedSignal TFE 731 engine from UNC-Airwork in May, 1996. The addition of the heavy maintenance license for the AlliedSignal TFE 731 makes Sabreliner one of three companies in the United States capable of performing an overhaul on this popular powerplant.

The Company believes growth can be achieved in the engine business area, due to the recent acquisitions and the continued investment in tooling and capabilities for other powerplants and their accessories. Total revenues from the engine business area in fiscal 1996 were $9.2 million for corporate aviation.

Other Corporate Aviation Business

In addition to the products and services described above, the Company provides other aerospace support to the corporate aviation market, including: fueling, long-term tenant leasing and flight line services, collectively known as the Fixed Base Operator (FBO) business, which generated $9.7 million in fiscal 1996 revenue; over-the-counter spare parts, which generated $6.1 million in revenue during fiscal 1996; and preowned aircraft sales, which generated $4.8 million in revenue during the year.

Government Business

Sabreliner performs work with the U.S. and foreign governments for both military and civilian agencies. Of the $55.6 million in revenue reported on these contracts in fiscal 1996, 48% was derived from the U.S. Navy, 41% from the U.S. Air Force and 5% from the U.S. Army. Subcontracts and civilian agencies, such as the FAA, represent the remaining 6% of this total. Although the U.S. Department of Defense budget has steadily declined over the last decade, spending for operations and maintenance - the funding category for most of the Company's contracts - has remained and is projected by the government to remain stable. During 1995, a major task force of government and industry leaders recommended increasing the government's outsourcing to the private sector to reduce costs, particularly in the areas of depot maintenance in which the Company has previously performed contracts. The Company believes its experience and low-cost structure enable it to effectively compete on a broad spectrum of government contracting opportunities.

A   description  of  the  Company's  significant   government
business follows:

The  Undergraduate  Naval  Flight  Officers  (UNFO)  Training
Program

The Company was awarded the UNFO contract in March, 1990, to perform training services for Navy pilots and navigators, including: airborne training missions on company-owned radar-equipped Sabreliner aircraft; simulator training of groundbased intercept radar and radar mapping; and all logistics, maintenance
and  mission  support  services.   To  meet  the requirements  of
this  contract, the Company  purchased  and modified  17
Sabreliner  aircraft,  designed  and  installed simulator
training  stations,  modified  airborne   tactical radars, and
provided on-site maintenance and logistics crews. This  was
achieved by assembling a team of five major subcontractors and through the initial capital investment of over $99.1 million, requiring nearly eighteen months of engineering design, aircraft and  radar  modifications  and other management  efforts.
The  Company   has   maintained outstanding  performance  on  the
UNFO  program,   evidenced through  several  meritorious
commendations awarded by the Navy, including the prestigious Vice Admiral Goldthwaite Award. Revenue from this contract in the last year was $22.8 million.

The 50-month basic contract ended on September 30, 1995 and the Navy exercised its 36-month option. Quarterly revenues during the option period are contracted at $3.9 million. Opportunities exist to generate additional revenue under this program through the sale of the UNFO aircraft, engines and simulator stations. Funding in the amount of $45.0 million has been appropriated by Congress for the U.S. Navy for such a
transaction;   further  developments   await conclusive
legislative  actions.   Although  the  Company  believes  the
purchase transaction will occur within the next fiscal year, there can be no assurance that this transaction will occur within this time frame or that it will ever occur.

The C-20 Joint Logistics Support Contract

The U.S. Air Force C-20 contract was awarded to the Company in July, 1995, to perform on-site logistics support, depot-level maintenance and engine maintenance of the government's fleet of 24 Gulfstream C-20 aircraft, which operate out of four
military bases.   Performance on the contract started  on  October
1, 1995.  The contract's base year revenue is expected to exceed
$19 million.   The  contract provides for  six  more  option years,
with an average value of $27 million per year, each exercisable by the Air Force; the option for the first additional year, starting October 1, 1996, has been exercised.

The contract was awarded to Sabreliner based upon its team approach: Sabreliner as prime contractor, providing materials and administration; UNC, Inc., providing on-site maintenance and stockroom support; Sabreliner's subsidiary, Midcoast Aviation, performing depot level maintenance at its Parks facility; and Rolls Royce-Canada providing engine overhaul and repair support.

Revenues realized in the first nine months of performance, ending June 30, 1996, were $15.1 million.

The Navy T-2/A-4 Depot Level Maintenance Program

On August 24, 1995, the Company was awarded the T-2/A-4 Depot Level Maintenance contract for the inspection and repair of the Navy's fleet of T-2 aircraft and Foreign Military Sales (FMS) repairs on A-4 aircraft. The contract's base year started October 1, 1995, and includes four option years; the option for the first additional year has been exercised. Significant over and above work requests have been approved by the Navy to enable the Company to fabricate structural parts for this aircraft. On December 28, 1995, the Navy inducted its first T-2 aircraft into the Company's Perryville facility under this contract. As of June 30, 1996, a total of ten Navy T-2 aircraft have been inducted, with two aircraft completed and delivered, generating revenues in excess of $1.1 million.

The Company has included approximately $9.7 million in its fiscal
1997 backlog for expected deliveries on this contract (see
"Backlog" below). The Company believes opportunities exist to further increase contract revenues due to the prospect of FMS orders in the next year.

Government Engine Contracts

The Company holds various contracts for the overhaul and repair of government-owned engines and engine components. The largest of these is the Air Force J85 engine component repair contract, which generated $6.1 million in revenue during
fiscal   1996.   The  expansion  of  the Company's capabilities
in engine overhaul and component repair, gained through the acquisitions of Turbotech and the AlliedSignal TFE 731 heavy maintenance license and tooling, is expected to increase government engine contract opportunities. In addition, the
Company is continuing to pursue  subcontracts for   government
engines,  successfully   capturing   major subcontracts  for the
repair of Navy T56 components  and  for the  overhaul  of  Navy
J52 engine components  during  fiscal 1996.   Total  government
engine  contract  revenues  during fiscal 1996 were $12.3 million.

Other Government Business

The Company's broad capabilities and extensive experience in government contracting enables it to perform a variety of other government aviation contracts and subcontracts. Other government business revenues generated in the last year include subcontracts to provide spare parts and contracts to
repair hydraulic   and  other  system  components.  Other
government contracts generated revenue of $4.2 million during fiscal 1996.

Commercial Aviation Business

The Company's acquisition of the three subsidiaries of DynCorp collectively known as the DynAir Companies, on June 30, 1995, now known as SabreTech, Inc., expanded the Company into the commercial aviation market. The commercial aviation market includes: third-party aircraft maintenance services for commercial carriers, primarily airlines and major freight
carriers;   modification   and   completion   services for
manufacturers of airline aircraft; and airline aircraft storage and spare parts support. The Company maintains three principal facilities to provide commercial aviation services:

     The Phoenix facility at Sky Harbor Airport, providing major modification and third party maintenance services to commercial airlines and aircraft manufacturers.

     The Miami facility at Miami International Airport, performing heavy maintenance and line maintenance for airlines.

     The   Amarillo  facility,  a  long-term  storage and
     logistics center for aircraft leasing companies and an aircraft painting center.

In addition to these established facilities, the Company recently expanded its facilities by adding third-party maintenance
hangars at Orlando, Florida.   These  facilities are in their
initiation and start-up phase, with significant revenues beginning in fiscal 1997.

During fiscal  1996,  the  Company's  revenues   from the
commercial  aviation business were $81.8 million.   Of  this, over
$21.3 million was generated in support of McDonnell Douglas aircraft repairs and modifications. The Company is working to
expand  upon  the  existing  relationship   with McDonnell Douglas
to provide increased revenues in the next year. Another $5.4 million in fiscal 1996 commercial aviation revenues was attributed to foreign carriers.

Worldwide demand for air service is expected to grow in all commercial aviation sectors, due to increased travel and the proliferation of smaller, independent airlines. In addition, the expected increase in the conversion of airline passenger aircraft to freight or cargo carrier aircraft is anticipated to generate substantial demand for commercial aviation modification services. Despite the Company's expectations of growth in the commercial aviation business, future revenues could be adversely affected by customer perceptions of the Company's involvement in the crash of ValuJet Flight 592 (see Item 3. LEGAL PROCEEDINGS).

Acquisition Strategy

The Company has employed a strategy of acquiring aerospace businesses to improve its current market position and
capitalize  on  its established expertise.   The  Company  is
focusing on two types of acquisition strategies. The first of the Company's strategies is to identify opportunities where it can add its existing resources and experience to enhance the performance of the acquired operation. The Company believes its strengths in this area  include: Original Equipment
Manufacturer (OEM) technical skills;   complex  operating
capabilities and available facilities;   strong  contracts
administration; sophisticated financial controls; and the ability to perform complex programs. The Company's second acquisition strategy is to seek acquisitions of product lines and
businesses complementary  to the  Company's  existing   holdings.
The integration and consolidation of such acquisitions can provide increases in technical capabilities through sharing of unique resources and savings in fixed costs by eliminating redundant operations and administration.

During the last four years, the Company has implemented these strategies, acquiring five companies or product lines.

In September, 1992, the Company acquired the Neosho Division of Teledyne Industries, Inc. The acquisition provided the Company substantial new technical and operating capabilities in engine
and  engine component overhaul and  repair.   Since the
acquisition, the Company has won several government contracts and captured new commercial product lines for performance at the  Neosho facility and  its  satellite  in Independence,
Kansas.   The  Company  expects  to  use the capabilities and
resources provided by the Neosho acquisition as a foundation to build new growth, with the recently-acquired Allison A250 engine platform and the AlliedSignal TFE 731 heavy maintenance business to be added to this facility during fiscal year 1997.

The  Company  acquired Midcoast Aviation, Inc.  in  November,
1994. Midcoast performs maintenance and modifications on mid-sized jets and on larger "heavy iron" aircraft. Midcoast has a
reputation  for  high-quality   interior refurbishment
modifications, employing the latest  computer-aided design, skilled
craftsmen and sophisticated tooling and processes.   The Company
has capitalized on these attributes, combining its existing contracts administration and financial controls with Midcoast's technical background to capture the C20 Logistics Support contract.

In  June,  1995,  the  Company  acquired  the  former  DynAir
Companies,  now  known as SabreTech, Inc.   This  acquisition
introduced the Company to a complementary market, which added $81.8 million in revenues and over $3.0 million in operating profits to fiscal 1996 results before recognition of the $0.7 million of expenses associated with the crash of ValuJet flight 592. Since the acquisition, the Company has added new business and expanded the acquired facilities to include new facilities at Orlando, Florida.

The Company acquired the heavy maintenance license, tooling and inventories for the AlliedSignal TFE 731 engine from UNC-Airwork in May, 1996. Sabreliner's previous experience in TFE 731 maintenance and its existing engine capabilities at the Neosho facility made this acquisition complementary to ongoing operations. After establishing this product line in Neosho, Sabreliner will be one of only three companies in the United
States authorized by the OEM to perform heavy maintenance on this popular engine.

In June, 1996, the Company acquired Turbotech Repairs, Inc. (Turbotech). Turbotech is an engine components overhaul and repair facility located in San Diego, California. By acquiring Turbotech, the Company has gained entrance into new engine capabilities including the Pratt & Whitney PT6, the AlliedSignal TPE 331 accessory market, and the Allison A250, which will be moved to the Neosho facility.

The Company intends to continue its acquisition strategy, maximizing its current capabilities and transferring existing
skills   to similar  recently-acquired businesses.  The Company's
existing cash balances and unused credit facility can enable it to effect an immediate acquisition, allowing rapid response to changing markets and new opportunities. However, there can be no assurance the Company will be successful in implementing its acquisition strategies or whether or when the Company will make other acquisitions.

Product Liability Exposure

The Company is the OEM for the Sabreliner series of aircraft and, in accordance with the agreement pursuant to which the Company
purchased  the  Sabreliner  Division  of   Rockwell International
in 1983, Rockwell bears the responsibility for all known liabilities relating to such aircraft occurring on or before June 30, 1983, while the Company is responsible for all occurrences after such date. In addition to the inherent risks of the Company's OEM status regarding the Sabreliner aircraft, the Company is responsible for its performance in the repair and modification of critical engine and airframe components and its performance in the support of its other income-producing functions.

The  Company's involvement in the crash of ValuJet Flight 592 has led  to civil lawsuits filed by the families of the  110 victims.
The   Company  believes  its  product liability insurance
coverage will be adequate to fund such legal  costs (see Item 3.
LEGAL PROCEEDINGS).

Although the Company has historically maintained adequate insurance coverage for such risks, there can be no assurance that such coverage will continue to be available in amounts or on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. The Company has not experienced any material loss from product liability claims and believes that its present insurance coverage is adequate to protect it against any claims to which it may be subject.

Competition

Most of the Company's production and service capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign firms. Many of these companies are larger and have greater resources than the
Company.    Competition  is  intense  among   companies currently
involved in the industry.  Competitive  advantages are   afforded
to  those  with  high-quality  products   and services, low-cost
manufacturing, excellent customer service, on-time deliveries, and engineering and production expertise. The Company believes it competes favorably with respect to these factors.

The   corporate  aviation  industry  is  the  Company's  most
competitive arena, with hundreds of small and large shops vying for market share. The Company's primary competitors are Atlantic Aviation, UNC-Garrett, K.C. Aviation, AVMATS, Bizjet, Duncan Aviation and other, smaller companies that perform aircraft maintenance and modification work.

The  Company's  competition  for government  contract  awards
include original   equipment manufacturers,  incumbent
contractors, small businesses, government-owned and operated depot maintenance facilities, foreign-owned and operated businesses and designated service facilities appointed by
original equipment  manufacturers.   All  major  government
contracts  currently  being performed  by  the  Company  were
subject to   competitive  award;  the  Company   holds no
significant sole-source contracts.

Although the commercial aviation business is subject to a smaller number of competitors due to the larger facility and
capital  intensive  tooling  requirements,  competition   for
customer demand is still strong. Key market considerations used by the Company to differentiate its capabilities from
competitors   include:  location  for   line  maintenance
customers; on-time delivery and accelerated turn-times for the airline industry; and quality and reliability for aircraft
manufacturers  support.   The  Company's   primary competitors
include: Aero Corporation; Dee  Howard  Company; Lockheed Aeromod;
Mobile  Aerospace  Engineering;   Pemco Aeroplex; Timco;  and
Tramco as well as the internal maintenance operations of many of the Company's potential customers.

Suppliers

In the ordinary course of business, the Company procures materials and purchased services from outside vendors,
subject  to  internal  "make  vs.  buy"  determinations   and
competitive bidding, if appropriate. With the exception of certain proprietary engine assemblies, all of the Company's
supplier   needs  can  be  fulfilled  by  alternate  supplier
competitors.   The Company does not place undue  reliance  on any
one supplier; the majority of its revenue is derived from labor services performed by employees.

Backlog

The total contract price of undelivered firm orders by business area as of June 30, 1996 and 1995 was as follows:

                            Backlog as of June 30
                               1996      1995
                            (Dollars in Thousands)

     Government Business       $77,404    $ 70,018
     Corporate Aviation          5,807       7,570
     Commercial Aviaton         24,880      17,997

                              $108,091     $95,585

Of the total backlog as of June 30, 1996, over 70% will be completed and delivered during fiscal year 1997. Not included in backlog is the possible sale of the UNFO training system assets, funded for $45 million but not yet ordered.

Regulatory Compliance

Environmental Regulation

The Company is subject to extensive, stringent and changing federal, state and local environmental laws and regulations, including those regulating the use, handling, storage, discharge and disposal of hazardous substances and the remediation of any potential environmental contamination. Accordingly, the Company is involved from time to time in administrative and judicial investigations and proceedings regarding environmental issues.

The   Company  has  been subject  to  governmental   inquiry
regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July 1993. Requests for documents concerning this matter were received during fiscal
1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred during fiscal 1996.

The Company's handling of oxygen generators prior to the ValuJet Flight 592 crash has instigated an investigation by federal and state environmental regulatory authorities into the hazardous material handling procedures at the Company's facility at Miami. The status and any findings of these investigations has not been announced. The Company continues to cooperate fully throughout these investigations (see Item 3. LEGAL PROCEEDINGS).

In addition to   the  environmental  regulatory   actions
identified   above,   the  Company  has  performed   internal
investigations  and  evaluations of environmental  regulatory
compliance.   There  are three sites under evaluation,  total
remediation costs are expected to be less than $300,000, much of which is expected to be borne by Superfund insurance funds or paid by previous facility operators, in accordance with indemnity provisions contained within purchase agreements.

The Company continues to design and implement a system of programs and facilities for the management of its production processes and industrial waste to provide compliance with environmental requirements. Efforts are under way to provide systematic monitoring of fuel and waste storage tanks and to upgrade certain underground storage tanks to comply with the Environmental Protection Agency's recent directives. The Company anticipates aggregate capital expenditures made during the next four years to comply with current EPA guidelines will be less than $500,000.

Other Government Regulation

The   Federal Aviation  Administration  (FAA)  prescribes
standards and licensing requirements for aircraft components and licenses component repair stations within the United States, and comparable agencies regulate such matters in
other countries.   The Company holds several  FAA  component
certificates and performs component repairs at all of its operating facilities.

In the aftermath of the ValuJet Flight 592 crash, the Company has been subjected to increased scrutiny by the FAA and the National Transportation Safety Board (NTSB). These agencies are
conducting   investigations  into  the  circumstances
surrounding the ValuJet crash and have sought information from the Company in connection therewith. The Company has complied with all investigation requests. To date, the NTSB has not determined the probable cause(s) of the ValuJet crash, nor has the FAA issued any proposed enforcement actions arising out of its investigations (see Item 3.
LEGAL PROCEEDINGS).

Employees

As of June 30, 1996, the Company had approximately 1,750 employees, of which approximately 1,550 were engaged in operations, including the repair and maintenance of aircraft, aircraft components and jet engines. The remaining approximately 200 employees were dedicated to sales, marketing and general administration. Approximately 12% of
the Company's  employees  are  represented  by  unions.   In
addition, the Company utilizes contract mechanics to  perform
work   on   aircraft  and  aircraft  components  within its
facilities. As of June 30, 1996, the Company contracted for the services of approximately 520 contract mechanics.

Item 2.   PROPERTIES

The Company leases or owns an aggregate of approximately 2.5 million square feet of space. The Company believes its facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs.

The following table sets forth the Company's principal facilities and indicates the location and function of each:

              Approximate
Location      Sq. Footage  Primary Function     Owned/Leased*

Perryville,   150,000      Airframe            Leased through
Missouri                   maintenance and     2031
                           modification
                           for corporate
                           aviation and
                           government markets.

Neosho,       320,000      Engine and          Owned
Missouri                   component
                           overhaul and
                           repair for
                           corporate
                           aviation and
                           government
                           markets.

Cahokia,      160,000      Airframe            Various leases
Illinois                   maintenance and     through 2012
                           modification
                           for corporate
                           aviation and
                           government markets.

Phoenix,      300,000      Airframe            Leased through
Arizona                    maintenance and     2004
                           modification
                           for commercial
                           aviation markets.

*  Includes all exercisable options.

Item 3.  LEGAL PROCEEDINGS

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB
investigation.   The  Federal Aviation  Administration (FAA)  is
also  conducting  an  investigation  into   the circumstances
surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers
in connection therewith.   In addition, SabreTech  is  one  of
several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 are expected to be held in November, 1996.

SabreTech, ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of victims. Additional wrongful death actions are expected to be filed. The Company's legal costs of defending against these civil actions and any possible claim settlements are funded by the Company's insurance policies. Management believes coverage is adequate to provide for such legal actions.

SabreTech,  ValuJet  and  others also  have  been  named  as
defendants   in  two  class  action  lawsuits   brought by
stockholders of ValuJet. The Company believes that it has meritorious defenses in the two actions.

Costs   associated  with  this  incident,  such  as  media
relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits, of approximately $0.7 million were incurred in the Company's fourth quarter. Additional costs incurred in
subsequent  periods will be recognized as  incurred.   While the
ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time, the Company believes the continuing effects of the investigations and related lawsuits will not have a material adverse effect upon the results of operations or financial condition of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Requests for documents concerning this matter were received during fiscal 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred during fiscal 1996.

In addition to the litigation discussed above, the Company is subject to other legal proceedings and claims arising in the ordinary course of its business. Although there can be no assurance as to the outcome of litigation, it is the opinion of management (based upon the advice of legal counsel) that all such actions or proceedings are covered by insurance or will be resolved without material effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

The outstanding shares of the Company's common stock are not traded on any established public market.

As of August 31, 1996, there were 34 shareholders of the Company's common stock.

The Company has paid one dividend in the amount of $9,932,000 in the first quarter of fiscal 1994. The Company expects to pay annual dividends as its earnings and debt convenant restrictions allow. For further information, see Note 7 of the Notes to Financial Statements on pages F11 through F13 of this report.

Item 6. SELECTED FINANCIAL DATA
        (Dollars in thousands, except per share amounts)


                                Fiscal Years Ended June 30

                                 1996      1995      1994
Income Statement Data
Revenue (1)                    $205,633  $120,908  $103,786
Cost of revenue                 171,045    91,867    79,626
Gross margin                     34,588    29,041    24,160
Selling, general and
  administrative expense         22,956    17,251    14,655
Operating income                 11,632    11,790     9,505
Interest expense                 11,789    11,123    11,459
Litigation settlement (2)           -         -         -
Other income expense)               877       481        33
Income tax (expense) benefit      (350)     (350)     3,651
Net income (loss) before
  extraordinary loss and
  change in accounting
  principle                         370       798   (5,883)
Extraordinary loss on early
  debt extinguishment               -         -         -
Cumulative effect of
  change in accounting
  principle,
  postretirement benefits           -         -         -
Net income (loss)              $    370  $    798   $(5,883)

Other Data
EBITDA (3)                     $ 24,397   $36,243   $ 24,024
Cash flows from operating
  activities                     10,582    20,038     11,329
Cash flows from investing
  activities                     (7,354)  (31,857)    (5,568)
Cash flows from financing
  activities                       (853)     (578)    (9,617)
Depreciation and
  amortization (4)               11,888    23,972     22,099
Capital expenditures (4)          4,346     3,788      5,568
Ratio of EBITDA to
  consolidated interest
  expense (5)                      2.1x      3.3x       2.1x
Ratio of earnings to
  fixed charges                    1.1x      1.1x        .2x

Per Share Data
Earnings Per Share (EPS)(6):
EPS before extraordinary loss
  and change in accounting
  principle                    $   0.42   $  0.91   $ (6.66)
Extraordinary loss                  -         -         -
Cumulative change in
  accounting principle              -         -         -
Total earnings per share (6)   $   0.42   $  0.91   $ (6.66)

Book value per share           $ 11.64    $ 11.18   $ 10.33
Cash dividends declared           -         -         -

Balance Sheet Data
Cash and cash  equivalents     $ 12,254   $ 9,879   $22,276
Total current assets             85,326    74,279    70,257
Total assets                   144,618    135,855   126,403
Total current  liabilities      36,660     28,879    25,681
Total long-term debt,
  including current portion     94,915    93,214    88,630
Stockholders' equity            10,136     9,853     9,116



                               Fiscal Years Ended
                                    June 30

                                 1993      1992
Income Statement Data
Revenue (1)                    $121,174  $119,043
Cost of revenue                  94,464    87,717
Gross margin                     26,710    31,326
Selling, general and
  administrative expense         14,469    13,250
Operating income                 12,241    18,076
Interest expense                  4,942     5,342
Litigation settlement (2)           -         -
Other income expense)              (111)     (790)
Income tax (expense) benefit     (2,660)   (4,459)
Net income (loss) before
  extraordinary loss and
  change in accounting
  principle                       4,528     7,485
Extraordinary loss on early
debt extinguishment              (1,150)      -
Cumulative effect of
  change in accounting
  principle,
  postretirement benefits          (682)      -
Net income (loss)               $ 2,696   $ 7,485

Other Data
EBITDA (3)                      $34,996   $32,859
Cash flows from operating
  activities                    32,591     21,609
Cash flows from investing
  activities                   (8,853)    (39,385)
Cash flows from financing
  activities                     (486)     19,603
Depreciation and
  amortization (4)              22,877     15,358
Capital expenditures (4)         6,815     39,385
Ratio of EBITDA to
  consolidated interest
  expense (5)                     7.1x       4.7x
Ratio of earnings to
  fixed charges                   2.4x       2.4x

Per Share Data
Earnings Per Share (EPS)(6):
EPS before extraordinary loss
  and change in accounting
  principle                     $  5.24   $  8.99
Extraordinary loss                (1.33)      -
Cumulative change in
  accounting principle            (0.79)      -
Total earnings per  share (6)   $  3.12   $  8.99

Book value per share            $ 17.59   $ 26.56
Cash dividends declared           11.25      -

Balance Sheet Data
Cash and cash  equivalents      $26,132   $ 2,880
Total current assets             76,126    61,308
Total assets                    146,332   147,031
Total current  liabilities       34,666    55,724
Total long-term debt,
  including current portion      88,510    88,051
Stockholders' equity             14,823    19,555

(1) Revenue for fiscal 1994 was adversely affected by the flooding of the Company's facilities in Perryville and St. Louis. Revenue for fiscal 1995 includes eight months of Midcoast Aviation, Inc. activity. Fiscal 1996 revenue includes the addition of the SabreTech acquisition made on June 30, 1995 and a full twelve months of Midcoast Aviation revenue (see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

(2)  Litigation  settlement  relates  to  the  Hannon-Armstrong
     financing  dispute.   The amount is separately  identified
     to provide  more ready comparison of fiscal year  results
     and  to adjust   the 1994 fiscal year  data  to  be  more
     indicative of future results of operations.

(3) EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA and the ratio of EBITDA to consolidated interest expense are provided solely as supplemental disclosures as an indicator of the Company's ability to comply with the Consolidated EBITDA Coverage Ratio requirements contained
     in the  Indenture relating to its senior  notes.   EBITDA
     should not be construed as an alternative to operating income (as determined in accordance with GAAP), or to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

(4) On March 6, 1990, the Company was awarded the UNFO contract (for a description of this contract, see Item 1. BUSINESS). Assets capitalized on the performance of this program increased asset values a total of $99.1 million, of
     which  $38.5  million  occurred  in  fiscal  1992.   These
     assets were depreciated over the base period of the contract which ended September 30, 1995.

(5)  For  purposes  of  calculating  the  ratio  of  EBITDA to
     interest expense,   interest  expense represents all
     interest and financing costs paid and accrued for each respective period, including capitalized interest or deferred financing fees.

     In accordance with the EBITDA coverage ratio calculation methods prescribed in the Indenture relating to the Company's Senior Notes, the addition of eleven months' pro forma earnings for the acquisition of the TFE 731 heavy maintenance product line on May 23, 1996, and the addition of twelve months earnings of Turbotech Repairs, Inc., acquired on June 27, 1996, would increase the coverage ratio to 2.2 times consolidated interest expense, after giving effect of the pro forma interest on the Turbotech mortgages kept in place after that acquisition.

(6) Earnings per share are computed using the average number of shares of common stock outstanding during the respective year, plus dilutive common stock equivalents.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Key acquisitions made by the Company during fiscal 1995 generated significant growth during fiscal 1996, resulting in revenue exceeding $205 million for the year. The gross margin provided by these acquisitions more than offset the
expected   decline  in  gross  margin  associated  with the
Company's largest government contract, the Undergraduate Naval Flight Officers (UNFO) contract, resulting in a total gross margin increase of $5.5 million. Despite these positive actions, overall net income for fiscal 1996 declined from the previous year by $0.3 million due to the $0.7 million in expenses recognized by the Company relating to the ValuJet incident (see Item 3. LEGAL PROCEEDINGS).

During fiscal 1996, the Company continued its acquisition strategy, acquiring new businesses to bolster its position in the engine maintenance market. In addition, the Company captured two significant government contracts during fiscal 1996, the C-20 logistics contract, valued at over $181 million over seven years, and the Navy T-2/A-4 contract, valued at $30 million over five years. The Company also expanded its commercial aviation business during the year by adding a new
facility  at  Orlando,   Florida. These developments, coupled
with the possible award of other  major contracts with   the
government  and   subcontracts, are anticipated  to continue the
growth in revenues and augment net income in the next year. Despite the Company's expectations of growth in each of its major business areas, no assurance can be provided that the Company will be successful in capturing new business. In
addition,  future revenues   and  results  of  operations  could
be adversely affected by customer reactions to the perceptions of the Company's involvement in the crash of ValuJet Flight 592 (see Item 3. LEGAL PROCEEDINGS).

Fiscal 1996 Compared to Fiscal 1995

Revenue. The acquisition of SabreTech and Midcoast Aviation in fiscal 1995 provided increased volume in fiscal 1996, contributing to a revenue increase of 70% from the prior
year.    Revenue   increases  attributable   to   these two
acquisitions were $104.0 million during fiscal 1996. Without these acquisitions, the remaining business revenues would have declined by $19.3 million due to reductions in government contract revenues, primarily the UNFO program. The conversion of the UNFO program from its base contract period, ended September 30, 1995, to its three-year option period
reduced  revenues by $21.5 million.   Offsetting the previously
anticiapted decline in UNFO revenues were increases in other areas of the remaining businesses due to new contract awards, including the C-20 logistics contract and the Navy T-2/A-4 depot level maintenance contract.

Gross Margin. During fiscal 1996, the Company was able to increase gross margins from the preceding year by $5.5 million, or 19%, despite the gross margin decline from the conversion of the UNFO contract to its option period. The conversion of the UNFO basic contract to its three-year option period reduced fiscal 1996 gross margin by $7.1 million from the previous year. The acquisitions of Midcoast and SabreTech more than compensated for this reduction by providing $11.8 million in increased gross margin.

Although the dollar value of gross margin increased, gross margin as a percent of net revenue declined for the year, compared to fiscal 1995. The overall decline in gross margin percentage, from 24% in fiscal 1995 to 17% in fiscal 1996 reflects the change in the Company's revenue mix toward the lower-yield, labor-intensive commercial aviation business.

Selling, General and Administrative Expense. The expansion in administration staff and the new responsibilities stemming from the acquisition of SabreTech increased selling, general and administrative expense during fiscal 1996 by $5.2 million over the preceding year. In addition, the legal and other professional costs attributed to the ValuJet incident (see
Item  3. LEGAL PROCEEDINGS) required the recognition of  $0.7
million  in  expense  during  1996.   Without  these   items,
selling, general and administrative expense would have declined by $0.2 million from the prior year, reflecting the
Company's   continued  cost  containment  and  centralization
initiatives.

Interest Expense. The $0.7 million increase in interest expense experienced in fiscal 1996, versus the prior year, is attributable to a decline in interest income earned on available cash balances due to the deployment of cash to acquire new businesses during fiscal 1995.

Other Income (Expense). Of the total $0.9 million in other income recognized during fiscal 1996, $0.7 million is attributable to an insurance claim paid to the Company for lost property.

Fiscal 1995 Compared to Fiscal 1994

Revenue. Net revenue for fiscal year 1995 increased by $17.1 million over the prior year. The acquisition of Midcoast Aviation, Inc. on November 2, 1994, added revenue of $25.0 million. Without the revenue generated by Midcoast, revenue would have declined from fiscal 1994 by $7.7 million. This revenue reduction can largely be attributed to two factors: a
nonrecurring price   adjustment  on   the  UNFO  contract
experienced in fiscal 1994 which increased that year's revenue by $2.5 million, and a reduction in pre-owned aircraft sales activity in fiscal 1995 versus 1994, resulting in a drop in revenues of $4.3 million.

Gross Margin. Gross margin for fiscal year 1995 increased by $4.9 million over the prior year. The Midcoast acquisition provided $3.4 million of this increase. The resumption of activities at the Company's Perryville facility, temporarily shut down during most of fiscal 1994 due to flooding, increased fiscal 1995 gross margin from the prior year by approximately $1.1 million. Cost containment initiatives, particularly in the on-site logistic costs of the UNFO program, generated an additional $0.5 million in gross margin.

Selling, General and Administrative Expense. Excluding nonrecurring legal fees of $1.9 million associated with the Hannon-Armstrong lawsuit, which were incurred in the first two
quarters of   fiscal  1994,  selling,   general and
administrative expenses for fiscal 1995 were higher than the previous year by $4.5 million. These increases were largely due to the expansion in administrative staff and the responsibilities stemming from the Midcoast acquisition.

Interest Expense.  Interest expense declined slightly in 1995
from  the  prior  year,  by  $0.3  million.   This  reduction
reflects the increased interest income earned on outstanding cash balances throughout the year.

Fiscal 1994 Compared to Fiscal 1993

Revenue. Revenue for fiscal 1994 was lower than the prior year results by $17.4. The decline in revenue reported for fiscal 1994 was due to reductions in deliveries in government contracts and to business interruption and delays caused by the flooding of the Company's facilities in Perryville and Chesterfield, Missouri. The decrease or delay of revenue attributable to the flood was partially offset by increases attributable to new business generated by new contract awards at the Company's Neosho facility, representing improvements in fiscal year 1994 net revenue of $8.1 million.

Gross  Margin.   Gross margin for fiscal year 1994  was  $2.5
million lower than the previous year. Although the flooding of the Company's facilities reduced revenue for fiscal 1994, insurance proceeds and mitigating actions taken by the
Company prevented an adverse impact on gross margin.   During
fiscal 1993, significant deliveries were made on the Army T53 engine contract for a retroactive pricing change, yielding over $2.7 million in related gross margin. These types of deliveries were not repeated in fiscal 1994.

Selling, General  and  Administrative  Expense.   Selling,
general and administrative expense for fiscal 1994 reflects an increase over the prior year of $0.2 million. This increase  was  primarily  due to  costs  associated  with  an internal investigation of environmental compliance totaling $0.7 million. Excluding this item, selling, general and administrative  expense declined from  fiscal  1993  by  $0.5
million.  This  decline  was  largely  due  to   the cost
containment initiatives implemented in the last quarter of fiscal 1993.

Interest  Expense.   The  increase in  interest  expense  for
fiscal 1994 reflects the Company's issuance of $90.0 million in Senior Notes on June 28, 1993, bearing an interest rate of 12.5%.
These  Senior  Notes  were  used  to retire   the outstanding
indebtedness  from   the   Company's previous financing facility,
which bore a lower interest rate.

Litigation Settlement. The litigation settlement reported for fiscal 1994 represents an agreement with Hannon-Armstrong entered into on December 30, 1993. The settlement agreement followed a U.S. District Court judgment against the Company on November 30, 1993.

Liquidity and Financial Resources

The Company's cash balance increased during fiscal 1996 by $2.4 million, resulting in an ending cash balance as of June 30, 1996 of $12.4 million. Earnings before depreciation and amortization added $12.3 million during the year, offset by
increases  in  working  capital  of  $1.7  million,   capital
expenditures of $4.3 million, and acquisitions of $3.0 million. Also reducing cash generated by earnings were debt repayments and treasury stock purchases, totaling $0.9 million.

During   1995,  net  income,  depreciation  and  amortization
generated   $24.8  million  in  cash  flow.   Combined with
beginning cash balances of $22.3 million, the Company had $47.1 million in available resources in 1995 to fund operations, acquire assets and repay debt. Increases in working capital absorbed $4.7 million, largely due to the realization of deferred contract revenue and deferred tax liabilities. Investing activities required $31.8 million in 1995, consisting of $15.4 million for the acquisition of
Midcoast   Aviation,  Inc.,  and  $12.6   million   for the
acquisition SabreTech, with the remaining $3.8 million required for capital expenditures for the existing business. After deducting debt repayments and other financing activities of $0.6 million, the remaining cash balance at June 30, 1995, was $9.9 million.

In  the next year, the Company expects to make investments in
facilities,   tooling  and  capabilities  of   its   existing
businesses to permit expansion within the growing markets  of
commercial  and  corporate  aviation.   The  acquisition of
tooling  and  the investment in working capital  to  add  new
engine   types to  the  Company's  capabilities   and the
establishment of the new commercial aviation facility at Orlando are among the investments under consideration for the upcoming year. In addition to capital expenditures planned for the next year, the Company is required to make contingent purchase price payments to DynCorp for the acquisition of SabreTech of approximately $2.3 million.

Future cash balances may be increased by the possible sale of the Company's UNFO training system assets to the U.S. Government. Funding in the amount of $45.0 million has been appropriated by Congress for the U.S. Navy for such a transaction; further developments await conclusive legislative actions. If the proposed sale occurs, the Company's cash balances would be increased, after taxes, by approximately $35 million. Although the Company believes this transaction will occur during the next fiscal year, there can be no assurance that this transaction will occur within this time frame or that it will ever occur.

In anticipation of future capital investment needs, the Company expanded its secured working capital credit facility with Star Bank during 1996 to allow borrowings up to $35
million.   As of June 30, 1996, this credit facility remained
unused. The Company believes this credit facility, combined with its current $12 million cash balance and the cash flows generated by operations, will be adequate to meet future cash requirements
for   operations  the   funding of   capital expenditures and
acquisitions.

The  Corporation  had an overall net deferred  tax  asset  of
approximately  $1.5  million at June  30,  1996.   Management
believes it is more likely than not the deferred tax asset will be realized through future reversals of existing taxable temporary differences against existing deductible differences and projects of taxable income in future periods.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Sabreliner Corporation and Notes to
Consolidated Financial Statements appear on pages F1 through F19 of this report.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following   table sets  forth  certain   biographical
information with respect to Directors and Executive Officers of the Company.


        Name                Positions Held              Age

F. Holmes Lamoreux    Chairman of the Board of           54
                      Directors, President
                      and Chief Executive
                      Officer

Jerry L. Leath        Executive Vice President and       55
                      Chief Operating Officer

Rodney E. Olson       Senior Vice President, Finance     41
                      and Corporate Development and
                      Chief Financial Officer

Susan S. Aselage      Director, Vice President,          41
                      Secretary and Assistant
                      Treasurer

Bob D. Hanks          Vice President - Operations        56

Gene L. Harbula       Vice President - Government        49
                      Marketing and Corporate
                      Communications

Gail B. Johnson       Vice President, Assistant          58
                      Secretary and Administrative
                      Assistant

Arthur H. Fredston    Director                           67

Mary B. Harmon        Director                           48

F. Holmes Lamoreux has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since before 1991. He is also a partner in Wolsey & Co. Mr. Lamoreux is a Director of General Aviation Manufacturers
Association  and  the   Civic   Entrepreneurs Organization in St.
Louis and a Trustee of The Hill School in Pottstown, Pennsylvania.

Jerry L. Leath has served as Executive Vice President and Chief Operating Officer since September, 1994. In June, 1996 Mr. Leath also assumed direct responsibility for Quality Assurance and Environmental and Safety. Prior to rejoining the Company,
Mr.   Leath  served   as   Vice   President, Administration  of
Figgie International, Inc. since 1992. Prior to that he had served as Vice President, Administration for the Company since before 1991.

Rodney E. Olson has served as Senior Vice President, Finance and Corporate Development and Chief Financial Officer since September, 1994. Mr. Olson joined the Company in June, 1992 as Vice President, Finance/Administration and Chief Financial
Officer.   Prior  to joining the Company,  Mr.  Olson  was  a
Senior Manager with the accounting firm of Ernst & Young since before 1991.

Susan S. Aselage has been a Director of the Company and its Vice President, Secretary and Assistant Treasurer since before
1991.   She  is  a Trustee of the  Aircraft  Builders Council.

Bob D. Hanks has served as the Company's Vice President, Operations since June, 1995. In 1993 he also assumed responsibility for Quality Assurance which was assumed by Mr. Leath in June, 1996. Mr. Hanks had served as Vice President, Engineering since before 1991.

Gene L. Harbula has served as Vice President, Government Marketing and Corporate Communications since September, 1995.
Mr. Harbula   had  served  as  Vice  President,   Corporate
Development from before 1991. In 1993 he also assumed responsibility for Government Marketing.

Gail  B. Johnson has been Vice President, Assistant Secretary and
Administrative Assistant since September, 1995. Ms. Johnson had been Assistant Secretary and Administrative Assistant from before 1991.

Arthur H. Fredston has been a Director of the Company since before 1991. Mr. Fredston has also been a partner in the law firm Winthrop, Stimson, Putnam & Roberts since before 1991. Mr. Fredston is also a co-trustee of a trust which holds all of the common stock beneficially owned by Mr. Lamoreux. See "SECURITY
OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS AND MANAGEMENT" below.

Mary B. Harmon became a Director of the Company in 1992.  Ms.
Harmon is a private investor in Florida, and is Chairman of the Board of Directors and Senior Officer of Thames Pharmacal Co.,
Inc.

Directors of the Company hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

Item 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer and the four most highly compensated executive officers of the Company for the year ended June 30, 1996.

                     Summary Compensation Table
      Name and                           Option   All Other
Principal Position  Year Salary   Bonus  Granted Compensation (1)

F. Holmes Lamoreux  1996 $346,643 $  -      -       $14,730
Chairman of the     1995  320,000    -      -        12,977
Board of Directors, 1994  320,000    -      -        18,986
President and
Chief Executive
Officer

Jerry L. Leath,     1996  184,698    -     5,000     12,551
Executive Vice      1995  139,028  65,000  5,000     73,696(2)
President and       1994    -        -       -          -
Chief Operating
Officer

Rodney E. Olson,    1996  137,583     -    4,500     10,820
Senior Vice         1995  125,833  65,000  3,000      9,092
President, Finance  1994  100,417     -      -       10,384
and Corporate
Development and
Chief Financial
Officer

Bob D. Hanks,       1996  106,625     -      -      11,427
Vice President,     1995   97,825  40,000    -      44,223(3)
Operations          1994   90,900     -      -       9,159

Gene L. Harbula,    1996  106,349     -      -       7,583
Vice President,     1995  103,257  50,000    -       4,465
Marketing and       1994  101,000    -       -       6,194
Corporate
Communications

(1) Represents 401(k) plan payments (including  matching,
    profit sharing and discretionary contributions) and term life insurance premiums. For fiscal year 1996, 401(k) plan payments were $10,500 for F. Holmes Lamoreux, $10,500 for Jerry L. Leath, $10,500 for Rodney E. Olson, $7,199 for
    Gene L.  Harbula and $10,264 for Bob D. Hanks.   Term life
    insurance premiums for fiscal year 1995 were $4,230 for F. Holmes Lamoreux, $2,051 for Jerry L. Leath, $320 for Rodney
    E. Olson, $1,163 for Bob D. Hanks and  $384 for Gene L.
    Harbula.
(2) Includes moving allowance of $65,590.
(3) Includes moving allowance of $35,780.

Stock Option Plans

The Company currently maintains two stock option plans, pursuant to which options to purchase shares of common stock are outstanding or available for future grant. The plans are administered by the Company's Board of Directors. No member of the Board of Directors receives awards under the plans.

Set forth in the following tables is summary information regarding stock options granted in 1996 and stock options exercised during 1996 and outstanding at June 30, 1996 for each of the executive officers listed in the Summary Compensation Table.

                     Options Granted in 1996

                       Individual Grants

                     Number of  % of Total
                    Securities    Options
                    Underlying  Granted to   Exercise
                      Options    Employees     Price     Expiration
Name                  Granted     in 1996    ($/Share)      Date

F. Holmes Lamoreux       -           -        $  -         -
Jerry L. Leath         5,000        31%        12.50      7/25/2005
Rodney E. Olson        4,500        28%        12.50      7/25/2005
Bob D. Hanks             -           -           -            -
Gene L. Harbula          -           -           -            -

                        Potential Realizable
                       Value at Assumed Annual
                        Rates of Stock Price
                       Appreciation for Option
                                Term

Name                     5% ($)      10% ($)

F. Holmes Lamoreux      $  -        $   -
Jerry L. Leath           39,300      99,600
Rodney E. Olson          35,370      89,640
Bob D. Hanks               -            -
Gene L. Harbula            -            -

                                         Number of
                                        Securities       Value of
                                        Underlying    Unexercised In-
                                        Unexercised     the-Money
                                        Options at      Options at
                                       June 30, 1996  June 30, 1996
                  Shares                    (#)            ($)
                 Acquired               Exercisable    Exercisable
                    on        Value        (E)/            (E)/
                 Exercise   Realized   Unexercisable  Unexercisable
     Name           (#)        ($)          (U)            (U)
F. Holmes Lamoreux   -      $ -              -        $    -
Jerry L. Leath       -        -           2,500 E        5,950 E
                                          7,500 U        7,650 U
Rodney E. Olson      -        -           1,500 E        3,570 E
                                          6,000 U        5,100 U
Bob D. Hanks         -        -              -             -
Gene L. Harbula      -        -              -             -

Compensation of Directors

Directors  of the Company are compensated for their  services as directors.  Each director of the Company receives $24,000
annually  in respect of his or her services as director,  and is
reimbursed for  ordinary  and necessary  expenses   in attending
Board meetings.

Employment Contracts and Termination of Employment and
Change of Control Arrangements

The  Company's Executive  Vice  President's  employment   is
subject to a three-year agreement which expires September 15,
1997.   The  agreement survives any merger or  consolidation.
If termination occurs, for any reason other than cause, after the expiration of the agreement, a minimum of six months' base salary will be paid at the then current base salary.

The Company's Senior Vice President and Vice Presidents (other than Ms. Aselage) have entered into agreements with the Company regarding arrangements in an event of a sale or a merger of the Company (the "Change of Control Arrangements"). In the event of a sale or merger of the Company, each such person will be entitled to a bonus equal to six months of such person's salary at such time. Such bonus will be paid in a lump sum one month after the date of the sale or merger if the individual remains with the Company through the date of sale. An additional bonus amounting to six months salary will be paid to each such person one year from the date of sale if his or her employment continues and such person does not voluntarily terminate employment before the one-year anniversary date.
In  addition  to regular severance compensation, a separation
allowance  (the   "Separation Allowance")   will  be paid if
employment  is   terminated subsequent  to the sale or merger.
The Separation Allowance amounts to six months salary, which will be paid over a six month period beginning 30 days after the date of the sale or merger, or upon termination of employment by the buyer of the Company. However, the Separation Allowance will not be paid if a buyer of the Company terminates the employment for cause.

Amounts payable as of June 30, 1996, in scenarios discussed above with respect to officers listed in the Summary Compensation Table would be $226,260 for Mr. Leath, $139,100 for Mr. Olson, $119,000 for Mr. Hanks and $109,200 for Mr. Harbula. The remaining eligible Vice Presidents would be paid an aggregate of $90,000.

Additional Information

The annual salary and bonus allocations for the executive officers set forth in the Summary Compensation Table are determined annually by Mr. Lamoreux in his capacity as the Chief Executive Officer of the Company. The adjustment of Mr. Lamoreux's compensation is determined and approved by the Board of Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND
          MANAGEMENT

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's common stock as of August 31, 1996, by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company, (ii) each director who owns shares of common stock
(iii) for the Chief Executive Officer and the four most highly compensated officers and (iv) all directors and officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned by him or her.

         Name and Address       Number of     Percent of
                                 Shares          Total

F. Holmes Lamoreux              462,458(1)     53.1% (1)
Sabreliner Corporation
Pierre Laclede Center,
Suite 1500
7733 Forsyth Blvd.
St. Louis, MO  63105-1821

Mary B. Harmon, as              187,873        21.6%
personal representative
of the estate of
Douglas A. Harmon
1447 Tahiti Dr.
Sanibel, FL 33957

G.S. Beckwith Gilbert           100,000        11.5%
104 Field Point Road
Greenwich, CT  06830

Susan S. Aselage                 28,903         3.3%

Jerry L. Leath                    6,250         0.7%

Rodney E. Olson                   7,000         0.8%

Bob D. Hanks                      9,000         1.0%

Gene L. Harbula                   5,000         0.6%

Arthur H. Fredston              462,458(1)     53.1% (1)
Winthrop, Stimson,
Putnam & Roberts
One Battery Park Plaza
New York, NY 10004-1490

All directors and               814,234(2)     92.2%
executive officers as a
group

(1) Mr.  Lamoreux  and Mr. Fredston, a  Director  of  the
    Company, are voting trustees pursuant to a voting trust agreement relating to the 462,458 shares held by a trust, of which Mr. Lamoreux is the sole beneficiary. The voting trust agreement may be terminated at any time by Mr. Lamoreux, and Mr. Fredston may resign at any time as a
    voting trustee.   Accordingly,  Mr.  Fredston   disclaims
    beneficial ownership of the 462,458 shares subject to such agreement.

(2) Includes 9,500 exercisable options and 2,000 options exercisable within 60 days of August 31,1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  Company  retained  the law firm  of  Winthrop,  Stimson,
Putnam  &  Roberts during fiscal 1996 and  1995.   Arthur  H.
Fredston, a director of the Company, is a partner in such firm.


                             PART IV

Item 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS
          ON FORM 8-K

(a) The  following documents are filed as part of this report:

                                                        Page
                                                       Number
                                                       in this
                                                       Report
(1) Financial Statements:

    Report of Independent Auditors                       F1

    Consolidated Balance Sheets - as of                 F2-F3
    June 30, 1996 and 1995.

    Consolidated Statements of Operations -              F4
    Years ended June 30, 1996, 1995 and 1994.

    Consolidated Statements of Stockholders'             F5
    Equity - Years ended June 30, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows -              F6
    Years ended June 30, 1996,1995 and 1994.

    Notes to Consoldiated Financial Statements.        F7-F19

(2) Financial Statement Schedules:

    No  schedules have been filed since either they are not
    required,  they  are not applicable,  or  the  required
    information  is  shown  in the  Consolidated  Financial
    Statements  or  in  Notes  to  Consolidated   Financial
    Statements.

(3) Exhibits:

    Exhibit    Description
    Number

     3(1) Certificate of Incorporation of Sabreliner Corporation dated June 15, 1983 (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

     3(2) Certificate of Amendment of the Certificate of Incorporation of Sabreliner Corporation dated July 27, 1984 (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

     3(3) Certificate of Amendment of the Certificate of Incorporation of Sabreliner Corporation dated September 4, 1986 (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

     3(4) By-laws of Sabreliner Corporation (Filed with the Registration Statement on Form S-4,
               Registration Number 33-67422, by Sabreliner
               Corporation on August 16, 1993.)

     4(1) Indenture dated as of June 25, 1993 between Sabreliner Corporation and IBJ Schroder Bank & Trust Company, as Trustee, with respect to Sabreliner Corporation's 12 1/2% Senior Notes due 2003, Series A, and Sabreliner Corporation's
               12 1/2% Senior Notes due 2003, Series B (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

      4(2) Purchase Agreement dated as of June 18, 1993 between Sabreliner Corporation and each Purchaser referred to therein relating to the Units referred to therein, in the form executed by each Purchaser (Filed with the Registration Statement on Form S-4, Registration Number 3367422, by Sabreliner Corporation on August 16, 1993.)

      4(3)     Registration Rights Agreement dated as of
               June 25, 1993 among Sabreliner Corporation and the purchasers of Sabreliner Corporation's 12 1/2% Senior Notes due 2003, Series A (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

      4(4) Warrant Agreement dated as of June 25, 1993 between Sabreliner Corporation and IBJ Schroder Bank & Trust Company, as Warrant Agent, with respect to Sabreliner Corporation's Warrants to purchase 1.1111 shares of its Common Stock (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

     4(5) Financing Agreement, dated as of February 13, 1995, between Star Bank, National Association and Sabreliner Corporation and its subsidiaries, Midcoast Aviation, Inc. and Midcoast-Little Rock (filed on Form 10Q, Registration Number 33-67422, by Sabreliner Corporation on February 14, 1995)

     4(6)      First Amendment to Financing Agreement between
               Star Bank, National Association and Sabreliner Corporation, Midcoast Aviation, Inc., and
               Midcoast Little Rock, Inc. dated as of November 10, 1995 (filed on Form 10-Q, Registration Number 33-67422, by Sabreliner Corporation on November 14,
               1995)

     4(7)      Second Amendment to Financing Agreement
               between Star Bank, National Association and
               Sabreliner Corporation, Midcoast Aviation, Inc., Midcoast-Little Rock, Inc. and SabreTech, Inc. dated as of January 26,1996 (filed on Form 10-Q, Registration Number 33-67422, by Sabreliner Corporation on February 14, 1996)

     9 Voting Trust Agreement dated March 25, 1993, between F. Holmes Lamoreux and Arthur H. Fredston, as voting trustee, relating to 462,458 shares of Sabreliner Corporation's Common Stock held by a trust of which Mr. Lamoreux is the sole beneficiary (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993.)

    10(1) Undergraduate Naval Flight Officers Contract with the United States Navy awarded to Sabreliner
               Corporation on March 6, 1990 (Filed with the Registration Statement on Form S-4,
               Registration Number 33-67422, by Sabreliner
               Corporation on August 16, 1993.)

    10(2) C-20 Contractor Logistics Support Contract with the United States Air Force awarded to Sabreliner Corporation July 21, 1995 (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

    10(3) Sublease Agreement dated June 25, 1990 between Pegasus I, L.P., as sublessor, and Sabreliner Corporation as sublessee (Filed with Registration Statement on Form 8-4, Registration Number 33-67422, by Sabreliner Corporation on August
               16, 1993.)

    10(4) Lease Agreement dated December 17, 1986, as amended February 7, 1990, June 25, 1990 and
               April 17, 1995 between Sabreliner Corporation, as lessee, and the City of Perryville, Missouri, as lessor.

    10(5) Lease Agreement dated July 28, 1992, between Midcoast Aviation, Inc., as lessee, and the Bi-State Development Agency of the Missouri Illinois Metropolitan District, as lessor, for two parcels east of hangar 9 at St. Louis Downtown-Parks Airport (filed with Form 10-K Registration Number 3367422, by Sabreliner Corporation on September 28, 1995)

    10(6) Lease Agreement dated March 23, 1984, as amended April 20, 1990, and July 2, 1990, between Midcoast Aviation, Inc., as lessee, and the Bi-State Development Agency of the Missouri-Illinois Metropolitan District, as lessor, for 8.33 acres of land located at St. Louis Downtown-Parks Airport (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

    10(7) Lease Agreement dated June 1, 1984,between Midcoast Aviation, Inc., as lessee, and the Bi-State Development Agency of the Missouri Illinois Metropolitan District, as lessor, for hangar 12 located at St. Louis Downtown Parks Airport (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

    10(8)      Lease Agreement dated November 7, 1979,
               as amended February 9, 1981, April 20, 1990, July 1, 1990, and November 22, 1994, between Midcoast Aviation, Inc., as lessee, and the Bi-State Development Agency of the Missouri-Illinois Metropolitan District, as lessor, for hangar 7 land and building located at St. Louis Downtown Parks Airport (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

   10(9) Contract for Provision of Line Service dated August 1, 1988 as amended May 8, 1991, between Midcoast Aviation, Inc., as operator, and the Bi-State Development Agency of the Missouri Illinois Metropolitan District, as agency, located at St. Louis Downtown-Parks Airport (filed with Form 10-K Registration Number 33 67422, by Sabreliner Corporation on September 28, 1995)

   10(10)      Terminal Building Lease Agreement, dated
               December 4, 1991, between Midcoast Aviation, Inc., as lessee, and the BiState Development Agency of the Missouri Illinois Metropolitan District, as lessor, located at St. Louis DowntownParks Airport (filed with Form 10-K Registration Number 3367422, by Sabreliner Corporation on September 28, 1995)

   10(11)      Lease Agreement dated March 1, 1985, as
               amended May 16, 1988, June 5, 1989, July 15, 1992,
               September 28, 1992 and November 30, 1994, between DynAir Tech, Inc., as lessee, and City of Phoenix, as lessor, located at Phoenix Sky Harbor International Airport (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

   10(12)      Stock Purchase Agreement Between
               Sabreliner Corporation and Trans World Airlines,
               Inc. dated as of October 31, 1994 (filed on
               Form 10-Q, Registration Number 33 67422, by Sabreliner Corporation on November 14, 1994)

   10(13)      Stock Purchase Agreement Among
               Sabreliner Corporation, DynCorp and DynCorp
               Aviation Services, Ind. dated as of June 30, 1995 (filed on Form 8-K, Registration Number 33-67422, by Sabreliner Corporation on July 14, 1995)

   10(14)      Employment Agreement dated August 18,
               1994 between Sabreliner Corporation and Jerry L.
               Leath (filed on Form 10-K, Registration Number 33
               67422, by Sabreliner Corporation on September 27,
               1994)

   10(15)      1994 Stock Option Plan of Sabreliner
               Corporation  (filed with Form 10-K Registration
               Number 33-67422, by Sabreliner Corporation on
               September 28, 1995)

     21        Subsidiaries of Registrant


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

(c)  Exhibits Filed

     A listing of exhibits required to be filed is given in the Sequential Exhibit Index.

(d)  Financial Schedules

     The information regarding Financial Statement Schedules in this item is provided in Item 14 (a) 1 and 2.

                   Report of Independent Auditors


The Board of Directors and Stockholders
Sabreliner Corporation

We have audited the accompanying consolidated balance sheets of Sabreliner Corporation as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of Sabreliner Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabreliner Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

/s/  Ernst & Young LLP

August 28, 1996
St. Louis, Missouri


                     Sabreliner Corporation

                   Consolidated Balance Sheets

                                              June 30
                                         1996         1995
                                         (In Thousands Except
                                         Share and Per Share
Data)
Assets
Current assets:
  Cash and cash equivalents              $12,254       $ 9,879
  Accounts receivable:
   Commercial (net of allowances
    of $962 in 1996 and $1,089 in 1995)   21,619        16,416
   Government                              7,733         7,960
  Inventories                             24,669        25,769
  Contracts in process (net of
   customer advances and progress
   payments of $10,940 in 1996
   and $10,373 in 1995)                   11,917         9,474
  Income taxes receivable                  1,927           647
  Deferred tax asset                       3,310         2,941
  Prepaid and other assets                 1,897         1,193

Total current assets                      85,326        74,279

Property and equipment (net of
 accumulated depreciation of $96,235
 in 1996 and $86,856 in 1995)             48,311        54,042

Goodwill (net of amortization of $239
in 1996 and $98 in 1995)                   4,984         1,958
Deferred financing costs and other
 assets                                    5,997         5,576

Total assets                            $144,618      $135,855


                     Sabreliner Corporation

                   Consolidated Balance Sheets

                                               June 30
                                         1996          1995
                                         (In Thousands Except
                                         Share and Per Share
                                         Data)

Liabilities  and stockholders' equity
Current liabilities:
  Accounts payable                       $20,152       $12,324
  Accrued compensation                     6,389         6,155
  Customer deposits                          238         1,338
  Other accrued liabilities                4,706         5,734
  Deferred contract revenue and cost         -             904
  Royalties payable                        2,300             -
  Accrued interest expense                 1,959         1,976
  Current portion of long-term debt          916           448
   and capital leases

Total current liabilities                 36,660        28,879

Long-term debt and capital leases         93,999        92,766
Other long-term liabilities                2,000         4,041
Deferred income taxes                      1,823           316

Stockholders' equity (shares and par
value as stated):
  Common stock, $.01 par value,
    2,000,000 shares authorized;
    955,750 shares issued                     10            10
  Additional paid-in capital               2,056         2,056
  Retained earnings                        9,077         8,707

                                          11,143        10,773
  Less treasury stock, at cost
    84,916 shares in 1996: 77,916
    shares in 1995)                       (1,007)        (920)

Total stockholders' equity                10,136        9,853
Total liabilities and stockholders'
  equity                                $144,618     $135,855

See accompanying notes.



                     Sabreliner Corporation
              Consolidated Statements of Operations

                                       Year ended June 30
                                 1996       1995      1994
                               (In Thousands Except Share and
                                       Per Share Data)

Net revenue                    $205,633    $120,908  $103,786
Cost of revenue                 171,045      91,867    79,626
Gross margin                     34,588      29,041    24,160

Selling, general and
administrative expense           22,956      17,251    14,655

Operating income                 11,632      11,790     9,505

Other income (expense):
  Interest                      (11,789)    (11,123)  (11,459)
  Litigation settlement            -           _       (7,613)
  Other                             877         481        33
                                (10,912)    (10,642)  (19,039)
Earnings (loss) before
income taxes                        720       1,148    (9,534)

Income tax (expense) benefit       (350)       (350)    3,651

Net income (loss)               $   370      $  798   $(5,883)

Earnings (loss) per share         $0.42      $ 0.91   $ (6.66)

Average number of common and
common equivalent shares
outstanding                     872,491     881,084    882,834

See accompanying notes.



                   Sabreliner Corporation
        Consolidated Statements of Stockholders'Equity
                       June 30, 1996

                  Number of Shares      Amounts (In Thousands)
            Common   Treasury Common   Paid-In  Retained Treasury
            Stock     Stock    Stock   Capital  Earnings  Stock

Balances    955,750  114,116   $ 10    $1,933   $13,799  $(1,119)
at June
30, 1993

Treasury
stock sold
pursuant
to Stock
Option
Plan          -      (41,200)    -       123        (7)     260

Net Loss      -          -       -        -     (5,883)      -

Balances
at June
30, 1994    955,750   72,916     10    2,056     7,909    (859)

Treasury
stock
purchased      -       5,000     -       -        -        (61)

Net Income     -        -        -       -        798        -

Balances
at June
30, 1995    955,750   77,916     10    2,056    8,707     (920)

Treasury
Stock
purchased     -       7,000      -       -       -         (87)

Net Income    -        -         -       -        370       -

Balances
at June
30, 1996   955,750   84,916   $ 10   $2,056  $ 9,077    $(1,007)


See accompanying notes.


                     Sabreliner Corporation
              Consolidated Statements of Cash Flows

                                     Year ended June 30
                                  1996     1995       1994
                                 (In Thousands Except Share and
                                     Per Share Data)
Operating Activities
Net income (loss)               $  370    $   798   $(5,883)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
    Depreciation and            11,888     23,972    22,099
    amortization
  Changes in assets and
   liabilities:
      Accounts receivable       (4,183)    12,089    (8,421)
      Inventories                1,399     (1,524)    7,660
      Contracts in process      (2,041)    (2,704)   (2,126)
      Prepaid expenses and
        other assets               545     (1,033)      (27)
      Accounts payable           6,183     (6,110)    2,727
      Customer deposits         (1,248)       (40)       13

      Deferred contract revenue
        and cost                  (904)    (3,806)   (3,111)
     Accrued liabilities        (1,600)    (1,484)    1,508
     Accrued income taxes          173       (120)   (3,110)

Total adjustments               10,212     19,240    17,212

Net cash provided by            10,582     20,038    11,329
  operating activities

Investing activities
Capitalized expenditures        (4,346)    (3,788)  (5,568)
Acquisitions, net of cash       (3,008)   (28,069)     -
  acquired
Net cash used in investing      (7,354)   (31,857)  (5,568)
   activities

Financing activities

Dividend payment                    -          -    (9,932)
Principal payments on long-      (600)      (170)      (60)
  term borrowings
Debt issuance costs              (166)      (347)        -
Sale of treasury stock              -          -       375
Purchase of treasury stock        (87)       (61)        -
Net cash used by financing
  activities                     (853)      (578)    (9,617)
Increase (decrease) in cash     2,375    (12,397)    (3,856)
Cash and cash equivalents at    9,879     22,276     26,132
  beginning of year
Cash and cash equivalents at   $12,254   $ 9,879    $22,276
  end of year

Supplemental cash flow
information
   Interest paid               $11,775   $11,794    $ 9,454
   Taxes paid                  $    63   $ 1,970    $ 1,043

Capitalized expenditures and debt proceeds shown in 1995 exclude capital leases of $1.2 million.

See accompanying notes.

1.   Nature of Business

Sabreliner is a diversified aerospace company providing services in airframe maintenance and modification, gas turbine engine overhaul and repair, logistics support and other aerospace products and services for commercial, corporate
and  government aviation markets.  During  fiscal 1996,   40%  of
the  Company's  revenue  was  provided   by commercial aviation,
33% was provided by corporate aviation and the remaining 27% was provided by the government aviation business.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the assets, liabilities and operations of Sabreliner Corporation and its
wholly   owned   subsidiaries,  Midcoast Aviation,   Inc.,
SabreTech,  Inc.  and Turbotech Repairs, Inc.   Intercompany items
and  transactions  have  been  eliminated   in   the preparation
of  these  statements,  including   unrealized intercompany
profits and losses.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts
of  assets  and  liabilities  and  disclosure   of contingent
assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Earnings reported for certain major long-term contracts are predicated upon estimates of probable outcome by management. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash   equivalents  consist  of  short-term  highly   liquid
investments  purchased with a maturity of  three  months  or less.

Inventories

Corporate aviation inventories are valued  at  the  lower  of
average  cost  or  market.   Inventory  costs  include   the
appropriate elements of material, labor, and manufacturing overhead. Commercial aviation inventories are valued at the lower
of  first-in,  first-out  (FIFO)  cost  or   market. Provision  is
made  for excess aircraft  parts  based  upon historical  usage
and known future requirements.    Obsolete and unusable materials
are physically removed from inventory stores in accordance with FAA guidelines and periodic condition inspections.

In  accordance with trade practice, aircraft parts inventory is
included  in  current  assets.   In  certain specific instances,
some portion of the aircraft parts are carried for estimated service requirements that exceed one year.

Revenue Recognition

Revenues on contracts are recognized under the percentage of
completion  method.   Progress is based  on  contract  costs
incurred to date compared to total estimated contract costs or man-hours incurred to date compared to total estimated man hours. Earnings expectations are based upon estimates of contract values and costs. Contracts in process are reviewed on a periodic basis with adjustments to revenues and earnings made in the current accounting period based upon revisions in
contract value and estimated  costs  at completion.   Provisions
for estimated losses  on  contracts are recorded when identified.

Contract payments received in advance of services to be provided are deferred and recognized over the term of the contract as the services are performed. Service contracts include training services and on-site contractor spares, maintenance and technical support.

Contracts in Process

Contracts in  process  represent  accumulated  costs   and
estimated earnings thereon based upon the percentage of completion of undelivered customer orders. The contracts in process balance reflects the actual costs incurred, net of applicable customer advance payments, and include: direct engineering, production, tooling, applicable overhead and other costs (excluding general and administrative costs which are charged against income as incurred). Contracts in process do not include any significant amounts  of  costs, claims  or
similar items subject to uncertainty  concerning their
realization.   Title to or  a  security  interest  in certain
items included in contracts in process is vested in the U.S. Government by reason of progress payment provisions of related
contracts.   In  accordance   with industry standards, contracts
in  process  related  to   long-term contracts  are classified as
current assets even though a portion may not be realized within one year.

Property and Equipment

Property and equipment are stated at acquisition cost. Significant additions or improvements which extend asset lives are capitalized; repair and maintenance costs are expensed as incurred. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized over the life of the lease. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter. Buildings and equipment are depreciated over the estimated useful life of each asset.
Service contract assets composed of retrofitted aircraft, flight simulators and engines utilized on the UNFO contract, less salvage value, are depreciated over the basic contract life (50 months), exclusive of option periods. All depreciable property and equipment are depreciated using the straight-line method.

Goodwill

The Company has recorded a value for goodwill arising out of purchase cost in excess of fair value of tangible assets acquired in the purchase of Midcoast Aviation, Inc. and
SabreTech,  Inc.   Goodwill is amortized on a  straight-line
basis over 15 years. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," the Company records impairment losses on such long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes

Income tax expense is based upon reported income and expense, adjusted for permanent differences between income
reported  for  financial  statement  purposes  and   taxable
income. Deferred income taxes are provided using the liability method for items of revenue and expense recognized in different periods for financial and income tax reporting.
The Company adopted the provisions of FAS 109 "Accounting for Income Taxes" during fiscal 1994 without any material effect to the Company's financial position.

Earnings Per Share

Earnings per share of common stock are calculated by dividing net earnings by the weighted average number of common shares outstanding during each year plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants.

3.   Acquisitions

On   May   23,  1996,  the  Company  acquired  the  tooling,
inventories and license for the AlliedSignal TFE 731 engine heavy maintenance product line from UNC-Airwork for $2.0
million.   Payments  for the tooling  and  license  of  $0.5
million were made during fiscal 1996; remaining amounts owed for inventories of $1.5 million are subject to a financing agreement payable on the first anniversary of the purchase date. No goodwill was recorded. Revenues recorded by UNCAirwork in the last twelve months for this product line were in excess of $10 million.

On  June  27, 1996, the company paid $1.0 million to acquire
100% of the outstanding stock and retire outstanding debt owed investors of Turbotech Repairs, Inc., an engine component repair  and  authorized  maintenance  center  for certain
engine manufacturers.   During  fiscal  1997,  the Company  will
be required to make full payment  on  certain revolving  term
and trade credit facilities  initiated  by Turbotech   prior  to
the acquisition of $1.6 million, resulting in a total purchase price of $2.6, million exclusive of mortgage debt kept in place of $1.4 million. Total assets as of the date of acquisition were $4.6 million. No goodwill was recorded. Revenues in the twelve months prior to acquisition were $5.9 million.

On June 30, 1995, the Company acquired the DynAir Companies, now known as SabreTech, Inc. A base purchase price of $12.8 million
was  paid  during  fiscal  1995,  subject   to an adjustment  in
working capital asset values and continuing purchase costs of $1.5 million, paid in fiscal 1996. In addition to this base purchase price, the purchase price includes contingent payments of 10% of SabreTech's annual revenues in excess of $60 million reported for the Company's fiscal years 1996 and 1997.
The first installment  of  the contingent  payments, estimated at $2.3  million,  has  been recorded  as a liability on the
June 30, 1996 balance  sheet payable  to  DynCorp in fiscal
year 1997.   The  second  and final  installment  of contingent
payments, due in fiscal 1998, will be recorded upon determination of final fiscal 1997 revenues as an increase to the purchase price of SabreTech. Goodwill arising out of this transaction has been recorded at $3.4 million.
Revenues provided by the SabreTech acquisition during fiscal 1996 were $81.8 million.

On November 2, 1994, the Company acquired Midcoast Aviation, Inc. for approximately $20 million. Assets as of the date of acquisition were approximately $25 million, of which $2.0 million represented goodwill. Revenues provided by the Midcoast acquisition for fiscal 1995 and 1996 were $25.0 million and $43.4 million, respectively.

4.   Significant Customers

The Company sells its products and services to the U.S. Government and to foreign and domestic private individuals, corporations and governments. The Company performs periodic credit evaluations of its customers' financial condition and the results of these evaluations determine the amount of prepayment, or other security, such as letters of credit, which may be required. The June 30, 1996, commercial
receivable  balance includes $2,972 due from  ValuJet.   The
Company expects full collection of this receivable within the next year.

Foreign revenues amounted to approximately $14,279 in 1996, $5,945 in 1995 and $6,800 in 1994.

Contract revenues from U.S. Government agencies amounted to approximately $55,600 in 1996, $73,600 in 1995 and $74,399 in
1994.  The largest  of  these  contracts   is  the Undergraduate
Naval Flight Officer Training contract (UNFO). Contract revenues for UNFO accounted for approximately $22,790 in 1996, $44,300 in 1995 and $46,800 in 1994.

During   fiscal   1996,  McDonnell  Douglas  accounted
for approximately $21,330 in commercial aviation revenues.

5.   Inventories

Inventories consist of the following categories:

                                          June 30
                                     1996         1995
Aircraft parts                     $22,105      $21,515
Assembly parts in process            1,419        1,130
Aircraft held for resale             1,145        3,124
                                   $24,669      $25,769

6.   Property and Equipment

The major categories of property and equipment consist of the following:

                                             June 30
                                          1996       1995
Land and buildings                      $ 4,053    $ 2,500
Leasehold improvements                   17,299     17,768
Machinery and equipment                  11,539     12,011
Tools, dies and jigs                      4,243      4,108
Furniture and other equipment             4,797      3,216
Service contract assets                  99,118     98,801

                                        141,049    138,404
Less accumulated depreciation           (96,235)   (86,856)

                                         44,814     51,548

Construction-in-progress                  3,497      2,494

                                        $48,311    $54,042

7.   Long-Term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

                                           June 30
                                      1996         1995
12.5% Senior Notes Due in 2003      $88,740      $88,560
Revolving credit                         -            -
Mortgage notes                        4,054        2,825
Capital leases                        1,189        1,179
Other                                   932          650
                                     94,915       93,214
Less current portion                   (916)        (448)

                                    $93,999      $92,766

Senior Notes

On June 28, 1993, the Company issued $90,000 of 12.5 percent Senior Notes (Notes) due April 15, 2003, and detachable Warrants entitling Warrant holders to purchase an aggregate of 94,444 shares of Common Stock. The net proceeds of $89,900 were allocated on a fair value basis between long term debt and Warrants.

The Warrants have an exercise price of $25.00 per share, and are exercisable on or after June 25, 1998, on or after the occurrence of a Triggering Event, as defined in the Warrant
Agreement governing the Warrants, or in connection with the voluntary or involuntary dissolution of the Company.

The Notes, which are publicly registered, are senior, unsecured obligations of the Company and rank "pari passu" in right of payment with all other existing and future unsecured senior indebtedness of the Company, and are senior in right of payment to all existing and future subordinated
obligations.   Interest  on  the  Notes  is  payable   semi-
annually.

The Indenture under which the Notes were issued contains several covenants, including interest coverage and the incurrence of additional debt. Should the Company not meet the annually measured Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) coverage ratio as identified in the Indenture, the Company will be required to offer to repurchase ten percent of the outstanding Notes. The Indenture also restricts the payment of dividends by limiting the percentage of consolidated net income eligible for dividends and requiring the EBITDA coverage ratio to be at least 2.5. In the event of a Change of Control, as defined in the Indenture, the Company is required to offer to purchase all outstanding Notes at a purchase price equal to 101 percent of the principal amount thereof plus accrued interest to the Change of Control purchase date.

The Notes are not redeemable at the option of the Company prior to May 1, 1998. On or after that date, the Notes are redeemable at the option of the Company, in whole or in part any time, at a premium which declines annually.

Revolving Credit

The Company and its subsidiaries, Midcoast Aviation, Inc. and Midcoast-Little Rock, entered into a financing agreement with Star Bank of Cincinnati, Ohio, to establish a secured revolving credit and letter of credit facility in 1995. The facility provides a
three-year renewable  line  of  credit, secured   by inventory,
accounts receivable and general intangibles. During fiscal 1996, the credit facility was amended to include SabreTech and increase borrowing limits. The Company has available, on a discretionary basis, the lesser of $35 million or the amount determined under a borrowing base formula. Included in this credit agreement are covenants which require the Company to maintain certain interest coverage, equity values, and other performance criteria throughout the term of the financing agreement.

Mortgage Notes

The Company kept in place the mortgage note owed to Jefferson Bank and Trust as part of its acquisition of Midcoast Aviation, Inc. The mortgage is secured by leasehold improvements at the St. Louis Downtown Parks facility. The interest rate on this note is fixed for three year periods throughout the note's life, using one-half percent over the bank's prime rate. The current rate, until the next adjusting period, starting January, 1997, is 6.5%. The monthly payment, fixed for a term coinciding with interest rate redetermination, is $31.
The Note matures on December 26, 1999.

As part of its acquisition of Turbotech Repairs, Inc., the Company kept in place two mortgage notes totaling $1.4 million, secured by real property and buildings. The largest of these notes is owed to Union Bank, with principal value of $782. The interest rate on the note is equal to the bank's CD rate plus two percent. The principal portion of the monthly payment is a fixed amount and the Note matures on March 1, 2005. The remaining mortgage is owed to the Small Business Administration. The interest rate on this note is fixed at 7.7% per annum and the note matures on June 1, 2015. Combined monthly payments made under these mortgages, estimated under current interest rates are $13.

Capital Leases

During fiscal year 1995, the Company entered into capital leases for both the purchase of a mainframe information system and transportation equipment. As of June 30, 1996, these assets (included in property and equipment) totaled $1,031, net
of  accumulated depreciation of  $11.   During fiscal  year 1996,
the Company kept in place $253 in capital equipment leases as a
result of the acquisition of Turbotech Repairs,  Inc.   Annual lease
payments under capital leases for the years ended June 30, 1997 through 2001, are $406, $419, $404, $314 and $131, respectively.

Aggregate maturities of long-term borrowings and capital leases are as follows:

                      1997           $   916
                      1998               861
                      1999               688
                      2000               546
                      2001               395
                      Thereafter      91,509

                                     $94,915

8.   Lease Commitments, Rent Expense and Rental Revenues

The Company has lease commitments (both income and expense) expiring at various dates, principally for real property and office equipment. Income leases are primarily subleases and offset lease commitments.

Future minimum lease payments and rental revenues under noncancellable, operating leases are as follows:

                      Total      Total
                      Lease      Income           Net
                      Payments   Leases      Commitments

Years Ended June 30
1997                  $ 4,508    $(2,379)      $ 2,129
1998                    4,355       (959)        3,396
1999                    4,212       (219)        3,993
2000                    3,707        (13)        3,694
2001 and thereafter    18,766        (50)       18,716

Total                 $35,548    $(3,620)      $31,928

Rent expense for operating leases totaled $6,179 in 1996, $1,726 in 1995, and $1,646 in 1994. Rental revenue totaled
$3,493 in 1996, $1,362 in 1995, and $1,141 in 1994.

9.   Benefit Plans

Pensions

The   Company  has  three  hourly  pension  plans
covering substantially  all  non-salaried union employees.
Pension benefits are based on the employee's length of service and defined benefit rates. Normal service costs are funded currently using the projected unit credit method.

Net periodic pension expense for 1996, 1995, and 1994 is comprised of the following:

                                 1996        1995      1994

Service cost                     $192       $185       $207
Interest cost on projected        387        340        312
  benefit obligation
Return on plan assets            (842)      (860)       (35)
Amortization of unrecognized
  net assets and deferral         348        430       (414)

Net periodic pension expense     $ 85       $ 95       $ 70

The  following table sets forth the funded status  of  these three plans:
                                          1996        1995

Plan assets at fair value, primarily     $6,272      $5,526
  stock and bond funds
Actuarial  present value of  benefit
  obligations:
    Vested                                4,570       4,060
    Nonvested                               766         636
Projected benefit obligation              5,336       4,696

Plan  assets in excess of  projected        936         830
  benefit obligation

Unrecognized net (gain) or  loss  from
  past  experience different from that
  assumed  and effects of  changes  in     (702)       (419)
  assumptions

Prior  service cost not yet recognized
  in net periodic pension costs             374         241

Unrecognized net asset at June 30, 1987
  being recognized over 12 years           (129)       (188)

Prepaid pension cost                      $ 479       $ 464

The  discount rate used to develop net pension  expense  was 8.0 percent in 1996, 8.0 percent in 1995 and  8.25
percent in 1994. The expected long-term rate of return on retirement plan assets for 1996, 1995 and 1994 was 8.7 percent, 8.6 percent and 8.8 percent, respectively.

Savings Plans

The  Company maintains savings plans for salaried  personnel and nonunion hourly employees. Under the provisions of  one of the savings plans the Company makes contributions based upon
employee   voluntary   contributions   and   eligible
compensation. The Company's cost was $678 in 1996, $662 in 1995 and $702 in 1994.

Stock Option Plans

The Company has two incentive stock option plans for officers and key employees. A summary of stock option activity follows:

                                     Per Share Data
                               1996       1995       1994

Outstanding at beginning      10,900      2,400     43,600
of year
     Granted                  16,000     13,500        -
     Exercised                    -           -    (41,200)
     Canceled                 (1,500)    (5,000)       -

Outstanding at  end  of       25,400     10,900      2,400
year

As of June 30, 1996, 5,650 options are exercisable at prices ranging from $10.46 to $22.64 per share. The remaining 19,750 options, which were granted at exercise prices ranging from $10.46 per share to $12.84 per share become exercisable as follows: 9,875 in 1997; 6,000 in 1998 and 3,875 in 1999. The plans are authorized to grant up to 175,500 additional options.

FAS 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans, was issued in October, 1995 and is effective for years beginning after
December  15,  1995.   The Company  will  comply  with  this
standard in fiscal year 1997. Alternatives available within the standard are being evaluated to determine the method to be adopted.

Postretirement Benefits

A  select  group of retired employees are provided
medical  insurance  on  a continuing  basis.   The  plan  is
contributory,    with    retiree   contributions    adjusted
periodically, and contains other cost-sharing features, such as deductibles and co-insurance. The Company's policy is to fund the cost of medical benefits as incurred. The accrued postretirement benefit cost as of June 30, 1996 and 1995, was $1.1 million.

The continuing cost of covered health care benefits is expected to increase 12 percent each year through 2000, with increases expected to gradually decrease to 6 percent by the year 2006 and remain constant thereafter. The effect of a one percentage point increase in the assumed health care trend rate in the projected liability at June 30, 1996 is $88. The discount rate used to determine the accumulated postretirement benefit obligations as of June 30, 1996 was 8.25 percent.

10.  Income Taxes

Components of the provision for income taxes attributable to continuing operations are as follows:

                              1996       1995       1994

Current                      $1,098     $(667)     $  860
Deferred                     (1,448)      317       2,791

Total (expense) benefit      $(350      $(350)     $3,651

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the effective income tax rates for 1996, 1995 and 1994 is as follows:

                              1996       1995      1994

Expected statutory rate      34.00%      34.00%   (34.00)%
State income tax              4.10%       1.78%    (2.02)%
Goodwill                      6.60%      (5.80)%   (1.05)%
Foreign sales corporation    (6.00)%     (5.00)%    (.26)%
Nondeductible expense        11.80%       4.10%      .10 %
Other                        (1.90)%      1.48%    (1.07)%

Effective rate               48.60%      30.56%   (38.30)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                            1996     1995
Deferred Tax Assets:
  AMT credits                              $2,237   $ 1,772
  Inventory reserves and UNICAP             1,777     1,503
  Deferred contract revenue and cost            -       369
  Retirement benefits - FAS 106               355       403
  Vacation accrual                            409       656
  Other                                       770     1,229
Total deferred tax assets                  $5,548    $5,932

Deferred tax liabilities:
  Tax  over  book  depreciation and        $4,061    $3,130
    accelerated contract costs
  Other                                         -       189
Total deferred tax liabilities              4,061     3,319
Net deferred tax asset                     $1,487    $2,613

No valuation allowance is considered necessary for the remaining $1,487 million net deferred tax asset as management believes it is more likely than not that the deferred tax asset will be realized through future reversals of existing taxable temporary differences against existing deductible differences and projections of income on future periods.

The Company is subject to the alternative minimum tax (AMT) system for income tax purposes. The Company began fiscal 1996 with $1,772 in AMT credit carryforwards, which carry forward indefinitely. An additional AMT credit carryforward was generated in 1996, resulting in a total AMT credit
carryforward  of  $2,237 at June 30, 1996.    In  1995,  the
regular tax expense exceeded the AMT expense, resulting in utilization of AMT credits of approximately $1,600.

11.  Litigation and Contingencies

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB
investigation.   The  Federal Aviation  Administration (FAA)
is also  conducting  an  investigation  into   the circumstances
surrounding the ValuJet crash and has sought information from SabreTech and various of its employees in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 are expected to be held in November, 1996.

SabreTech, ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of the victims. Additional wrongful death actions are expected to be filed. The legal cost of defending against these civil actions and any possible claim settlements will be
funded by the  Company's insurance policies.   Management
believes coverage is adequate to provide for such legal actions. SabreTech, ValuJet and others also have been named as defendants in two class action lawsuits brought by stockholders of ValuJet. The Company believes that it has meritorious defenses in the two actions.

Costs   associated  with  this  incident,  such   as   media
relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits, of approximately $0.7 million were incurred in the Company's fourth quarter. Additional costs incurred in
subsequent  periods will be recognized as  incurred.   While the
ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time, the Company believes the continuing effects of the investigations and related lawsuits will not have material adverse effect upon the results of operations or financial condition of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Requests for documents concerning this matter were received during fiscal 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred during fiscal 1996.

In addition to the litigation discussed above, the Company is subject to other legal proceedings and claims arising in the ordinary course of its business. Although there can be no assurance as to the outcome of such litigation, it is the opinion of management (based upon the advice of legal counsel) that all such actions or proceedings are covered by insurance or will be resolved without material effect on the Company's financial position or results of operations.

On  December 30, 1993, the Company entered into a settlement
agreement   with  Hannon-Armstrong  to  resolve   litigation
arising out of proposed financing in support of a Navy contract awarded to Sabreliner. The settlement provided for the
payment  of  $7,613 to Hannon-Armstrong.        Legal costs
incurred by the Company associated with this litigation in fiscal year 1994 of $1,883 is included in general and administrative expense.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 27, 1996.

                         SABRELINER CORPORATION

                         By: /s/ F. Holmes Lamoreux
                             F. Holmes Lamoreux
                             Chairman   of  the   Board   of
                             Directors, President  and  Chief
                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature             Title                 Date

/s/  F. Holmes Lamoreux  Chairman of the       September 27, 1996
F. Holmes Lamoreux       Board of Directors,
                         President and Chief
                         Executive Officer

/s/ Jerry L. Leath       Executive Vice        September 27, 1996
Jerry L. Leath           President and
                         Chief Operating
                         Officer

/s/ Rodney E. Olson      Senior Vice           September 27, 1996
Rodney E. Olson          President, Finance
                         and Corporate
                         Development and
                         Chief Financial
                         Officer (principal
                         financial and
                         accounting officer)

/s/ Susan S. Aselage     Vice President,       September 27, 1996
Susan S. Aselage         Secretary and
                         Assistant
                         Treasurer,  and
                         Director

/s/ Arthur H. Fredston   Director              September 27, 1996
Arthur H. Fredston

/s/ Mary B. Harmon       Director              September 27, 1996
Mary B. Harmon


                      SEQUENTIAL EXHIBIT INDEX


The following exhibits are filed herewith:

  Exhibit Number              Description

     10(4)        Lease Agreement dated December
                  17, 1986 as amended February 7, 1990, June 25,
                  1990 and April 17, 1995 between Sabreliner
                  Corporation, as lessee, and the City of
                  Perryville, Missouri, as lessor.

       21         Subsidiaries of Registrant