Form 10-Q
period 1996-09-30
SABRELINER CORP
filed 1996-11-14
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File No.
September 30, 1996                                33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




          Delaware                           43-1289921
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X ] NO [   ]


PART I - FINANCIAL INFORMATION
Condensed Financial Statements

                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                    Unaudited       Audited
                                  September 30,     June 30,
                                       1996           1996
Assets
Current assets:
  Cash                               $ 4,816       $ 12,254
  Accounts receivable (net
    allowances of $985 and $962,      27,612         29,352
    respectively)
  Inventories                         25,747         24,669
  Contracts in process (net of
    customer advances and progress
    payments of $15,253 and           14,188         11,917
    $10,940, respectively
  Prepaid and other current            8,020          7,134
    assets
      Total current assets            80,383         85,326

Property and equipment, net of        48,550         48,311
  depreciation
Goodwill (net of amortization of
  $312 and $239, respectively)         4,911          4,984
Deferred financing costs and           7,031          5,997
  other assets

  Total assets                      $140,875       $144,618

Liabilities and stockholders'
  equity
Current liabilities:
  Accounts payable                  $ 15,335       $ 20,152
  Accrued compensation                 5,563          6,389
  Other accrued liabilities            4,607          4,706
  Royalties payable                    2,300          2,300
  Accrued interest expense             4,703          1,959
  Other current liabilities              932          1,154
     Total current liabilities        33,440         36,660

Long-term debt and capital            93,894         93,999
  leases
Other long-term liabilities            1,997          2,000
Deferred income taxes                  1,823          1,823

Stockholders' equity
  Common stock                            10             10
  Additional paid-in capital           2,056          2,056
  Less:  Treasury stock, at           (1,007)        (1,007)
         cost
  Retained earnings                    8,662          9,077
     Total stockholders' equity        9,721         10,136

  Total liabilities and             $140,875       $144,618
    stockholders' equity



                   Sabreliner Corporation
            Consolidated Statement of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)

                                        Three Months Ended
                                    September 30  September 30,
                                        1996          1995

Net revenue                            $50,969      $48,944
Cost of revenue                         41,847       40,042
  Gross margin                           9,122        8,902
Selling, general and administrative      6,746        5,265
  expense

  Operating income                       2,376        3,637

Interest expense, net                   (3,004)      (2,966)
Other income (expense)                       3           85
  Earnings (loss) before income           (625)         756
    taxes

Income tax (expense) benefit               210         (288)

  Net income (loss)                    $  (415)     $   468



Earnings per share data

  Net earnings (loss) per common       $  (0.48)      $0.54
    share

  Dividends paid per common share      $   0.00       $0.00

  Average common and common             871,153     872,834
    equivalent shares

                   Sabreliner Corporation
            Consolidated Statements of Cash flows
                         (Unaudited)
                   (Dollars in Thousands)

                                            Three Months Ended
                                        September 30,  September 30,
                                            1996           1995
Cash flows from operating activities:
Net income (loss)                        $    (415)       $   468

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization           1,796          6,375
     Changes in assets and                  (6,996)         1,480
       liabilities

Net cash provided (used) by operating       (5,615)         8,323
  activities

Cash flows used in investing
  activities:
Capitalized expenditures                    (1,539)         (507)
Net cash used in investing activities       (1,539)         (507)

Cash flows used in financing
  activities:
Principal payments on long-term debt          (229)          (75)
  and capital leases
Purchase of treasury stock                       -           (63)
Net cash used in financing activities         (284)         (153)

Net increase (decrease) in cash and         (7,438)        7,663
  cash equivalents

Cash and cash equivalents, beginning        12,254         9,879
  of period

Cash and cash equivalents, end of          $ 4,816       $17,542
  period

Basis of Presentation:

The information set forth in these interim financial statements as of and for the three months ended Sepetmber
30, 1996  and  September 30, 1995  is  unaudited.   In  the
opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the
financial   results  of  Sabreliner  Corporation  and  its
subsidiaries Midcoast Aviation, Inc., SabreTech, Inc. and Turbotech Repairs, Inc. for the periods indicated. Results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories:

Components of inventories as of September 30, 1996 and June
30, 1996 were:

                                   September       June

Aircraft parts                     $ 23,327     $ 21,105
Raw materials                         1,048        1,419
Pre-owned aircraft                    1,372        1,145
  Total                            $ 25,747     $ 24,669

Property and Equipment:

Components of property and equipment as of September 30, 1996 and June 30, 1996 were:

                                   September        June

Service contract assets *          $ 99,515       $ 98,118
Other                                42,602         41,931
                                    142,117        141,049
Less accumulated depreciation       (97,656)       (96,235)
                                     44,461         44,814
Construction in progress              4,089          3,497
                                   $ 48,550       $ 48,311

* Represents   training   system,   aircraft   and   engines
  dedicated  to  the  Undergraduate  Naval  Flight  Officers
  (UNFO) logistics support contract.


Contingencies:

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB investigation. The Federal Aviation Administration
(FAA) is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 will be held beginning in late November, 1996.

SabreTech, ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of victims. Additional wrongful death actions are expected to be filed, naming SabreTech, ValuJet and others. The Company's legal costs of defending against these civil actions and any possible claim settlements are funded by the Company's insurance policies. Management believes coverage is adequate to provide for such legal actions.

SabreTech,  ValuJet  and  others also  have  been  named  as
defendants   in  two  class  action  lawsuits   brought   by
stockholders of ValuJet. On October 25, 1996, these actions against SabreTech were dismissed with prejudice.

The Company has incurred expenses associated with this incident, such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits not covered by insurance of approximately $1.6 million; of which $0.9 million were incurred during the first quarter of fiscal 1997. Additional costs incurred in subsequent periods will be recognized as incurred. Although the ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all outstanding issues cannot be determined at this time, the Company believes the continuing effects of the investigations and related lawsuits will not have a material adverse effect upon the future results of operations or financial conditions of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Supplemental requests for documents concerning this matter were received during fiscal 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred during the quarter ended September 30, 1996.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operating profit for the first quarter of fiscal 1997 declined by $1.3 million or 35% from the same period of the previous year, due to the continuing effects of the ValuJet crash (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings). Legal fees, professional services, increased insurance premiums and other costs incurred in relation to the ValuJet incident increased selling, general and administrative expenses by $1.2 million during the first quarter of 1997. Customer demand at the Company's Miami facility has also been adversely affected by the ValuJet crash, resulting in an operating loss for the Miami facility before incremental operating expenses of $0.8 million during the first quarter of fiscal 1997. Without the effects of the ValuJet crash, operating profit for the first quarter of 1997 would have been $0.7 million higher than the first quarter of the prior year, reflecting the Company's strategy to replace the expected decline in profit associated with the Company's largest contract, the Undergraduate Naval Flight Officers (UNFO) contract with earnings from recent acquisitions in corporate and commercial aviation and the award of new contracts.

Quarter  Ended  September 30, 1996 as  Compared  to  Quarter
Ended September 30, 1995

The 4% increase in net revenue for the quarter ended September 30, 1996 versus the corresponding period of the previous year represents the substitution of declining government revenues with growth in commercial aviation and corporate aviation areas. The conversion of the Company's largest government contract, the Undergraduate Naval Flight Officers (UNFO) logistics program, from its base contract period ended September 30, 1995 to its three-year option period reduced quarterly revenues by $7.1 million. Other government revenue reductions associated with declining orders and completed contracts were offset with revenue generated by new awards, resulting in a net overall decline in government revenue, of $4.6 million for the three months ended September 30, 1996, as compared to the same period a year ago. Offsetting this decline in government revenue was growth in commercial and corporate aviation revenue totaling $6.6 million. This growth was achieved through the increased activity generated by the expanded sales and marketing efforts of the respective areas.

Gross margin reported for the first quarter of fiscal 1997 reflected a slight increase over the first quarter of last year, despite a loss in gross margin reported for the Miami facility during the quarter of $0.4 million caused by the continuing effects of the ValuJet crash. Without this loss, gross margin for the three months ended September 30, 1996, would have been 7% higher than the same period of the prior year.

Selling, general and administrative expenses for the first quarter of fiscal 1997 were significantly increased by the legal fees, professional service costs and increased insurance premiums incurred in relation to the ValuJet crash (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings). Without these additional costs, totaling $1.2 million for the quarter, selling, general and administrative expenses would have increased from the prior year by $0.3 million, due to acquisitions completed in the fourth quarter of fiscal 1996.

Backlog

A comparison of backlog by business area as of September 30, 1996 and June 30, 1996 follows:

                                Outstanding Backlog
                                September      June
                              (Dollars in Thousands)

        Government Business     $67,592      $77,404
        Corporate Aviation       11,712        5,807
        Commercial Aviation      17,926       24,880

                                $97,231     $108,091

Not included in backlog is the possible sale of the UNFO training system assets to the U.S. Navy, funded by Congress for $45 million but not yet ordered.

Outlook

The Company believes the results of operations in the next quarter will continue to be affected by the losses of the Miami facility and the legal actions related to the ValuJet crash. However, the Company has entered into discussions with interested parties concerning the possible sale of tooling, equipment and leasehold interests associated with its Miami facility. Discussions are in preliminary stages and no assurance can be made as to the outcome or timing of such discussions.

Third quarter results are expected to rebound with the possible sale of the UNFO assets. Funding for such a transaction in the amount of $45 million has been authorized and appropriated by Congress and signed into law by the President of the United States. The Company is scheduled to begin discussions with the U.S. Navy in late November to negotiate an agreement which results in the Navy owning the UNFO training assets. Although the Company believes this transaction will occur during this fiscal year, there can be no assurance that this transaction will occur within this timeframe or that it will ever occur.

Liquidity and Capital Resources

The Company's cash balance declined by $7.4 million during the three months ended September 30, 1996, largely due to investments made in the Company's existing business for working capital and fixed assets. The expansion of the
Company's capabilities in engine maintenance and the establishment of a new commercial aviation facility at Orlando, Florida are the primary investments of this period.

Future cash balances may be increased by the possible sale of the Company's UNFO training system assets to the U.S. government as discussed above. If the proposed sale occurs, the Company's cash balances will be increased, after taxes, by approximately $35 million. Although the Company believes this transaction will occur during this fiscal year, there can be no assurance that this transaction will occur within this timeframe or that it will ever occur.

During the second quarter, the Company expects to use a portion of its existing credit facility with Star Bank for operating cash flow needs. The Company believes the remaining balance of its credit facility, combined with the cash flows generated by operations, will be adequate to meet future cash requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB investigation. The Federal Aviation Administration
(FAA) is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 will be held beginning in late November, 1996.

SabreTech, ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of victims. Additional wrongful death actions are expected to be filed, naming SabreTech, ValuJet and others. The Company's legal costs of defending against these civil actions and any possible claim settlements are funded by the Company's insurance policies. Management believes coverage is adequate to provide for such legal actions.

SabreTech,  ValuJet  and  others also  have  been  named  as
defendants   in  two  class  action  lawsuits   brought   by
stockholders of ValuJet. On October 25, 1996, these actions against SabreTech were dismissed with prejudice.

The Company has incurred expenses associated with this incident, such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits not covered by insurance of approximately $1.6 million; of which $0.9 million were incurred during the first quarter of fiscal 1997. Additional costs incurred in subsequent periods will be recognized as incurred. Although the ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all outstanding issues cannot be determined at this time, the Company believes the continuing effects of the investigations and related lawsuits will not have a material adverse effect upon the future results of operations or financial conditions of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Supplemental requests for documents concerning this matter were received during fiscal 1996. All requests for documents have been complied with or are in the process of resolution and no other significant actions or developments have occurred during the quarter ended September 30, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits Filed

   Exhibit 27 - Financial Data Schedule.

(b)Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SABRELINER CORPORATION


                            /s/  F. Holmes Lamoreux
Date:  November 14, 1996
                            F. Holmes Lamoreux
                            Chairman of the Board and
                            Chief Executive Officer


                            /s/  Rodney E. Olson
Date:  November 14, 1996
                            Rodney E. Olson
                            Senior Vice President, Finance  and
                            Corporate  Development and Chief
                            Financial Officer