Form 10-Q
period 1996-12-31
SABRELINER CORP
filed 1997-02-18
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File No.
December 31, 1996                                  33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




        Delaware                                  43-1289921
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

The number of shares of the Company's common stock outstanding on January 31, 1997 was 870,834.

PART I - FINANCIAL INFORMATION
Condensed Financial Statements

                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                    Unaudited       Audited
                                   December 31,     June 30,
                                       1996           1996
Assets
Current assets:
  Cash                               $  1,151        $ 12,254
  Accounts receivable (net
    allowances of $1,032 and $962,     31,020          29,352
    respectively)
  Inventories                          30,448          24,669
  Contracts in process (net of
    customer advances and progress
    payments of $10,430 and            14,742          11,917
    $10,940, respectively
  Prepaid and other current            11,609           7,134
    assets
       Total current assets            88,970          85,326

Property and equipment, net            48,888          48,311
Goodwill (net of amortization of
  $405 and $239, respectively)          4,818           4,984
Deferred financing costs and            7,687           5,997
  other assets

  Total assets                       $150,363        $144,618

Liabilities and stockholders'
  equity
Current liabilities:
  Accounts payable                   $ 18,186        $ 20,152
  Accrued compensation                  7,200           6,389
  Other accrued liabilities             7,020           4,706
  Royalties payable                       122           2,300
  Accrued interest expense              1,957           1,959
  Other current liabilities             2,871           1,154
     Total current liabilities         37,356          36,660

Long-term debt and capital             93,638          93,999
  leases
Revolving credit facility               9,550               -
Other long-term liabilities             3,818           3,823

Stockholders' equity:
  Common stock and paid-in              2,066           2,066
capital
  Less:  Treasury stock, at cost       (1,007)         (1,007)
  Retained earnings                     4,942           9,077
     Total stockholders' equity         6,001          10,136

  Total liabilities and              $150,363        $144,618
    stockholders' equity


               Sabreliner Corporation
            Consolidated Statements of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)




                      Three Months Ended       Six Months Ended
                     December    December    December    December
                     31, 1996    31, 1995    31, 1996    31, 1995

Net revenue          $51,729     $48,785     $102,698    $97,729
Cost of revenue       45,557      41,745       87,404     81,787
  Gross margin         6,172       7,040       15,294     15,942
Selling, general
  and administrative
  expense              9,360       5,526        16,106    10,791

 Operating income     (3,188)      1,514          (812)    5,151
   (loss)
Interest expense,      3,280       2,930         6,284     5,896
  net
Other income             (6)         750            (3)      835
  (expense)
    Earnings (loss)   (6,474)       (666)        (7,099)      90
      before income
      taxes

Income tax             2,754         254          2,964     (34)
  (expense) benefit

 Net Income (loss)   $(3,720)     $ (412)       $(4,135)  $  56

Earnings per share
data

 Net earnings          $(4.27)     $(0.47)      $(4.75)   $0.06
  (loss) per
  common share

 Dividends paid per
   common share        $ 0.00      $ 0.00       $0.00     $0.00

  Average common and   870,834    873,171      870,834  873,086
   common equivalent
   shares


                   Sabreliner Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)
                   (Dollars in Thousands)


                                           Six Months Ended
                                       December      December
                                       31, 1886      31, 1995

Cash flows from operating activities:
Net income (loss)                       $ (4,135)     $    56

Adjustments to reconcile net earnings
to net cash provided by operating
activities:
       Depreciation and amortization       3,607        8,332
       Changes in assets and             (15,746)      (3,751)
         liabilities

Net cash provided by (used in)           (16,274)       4,637
  operating activities

Cash flows from investing activities:
Capitalized expenditures                  (3,802)      (1,135)
Acquisition, net of cash acquired              -       (1,533)
Net cash used in investing activities     (3,802)      (2,668)


Cash flows from financing activities:
Principal payments on long-term debt        (577)        (347)
  and capital leases
Proceeds from revolving credit             9,550            -
  facility
Purchase of treasury stock                     -          (63)
Net cash provided by (used in)             8,973         (410)
  financing activities

Net increase (decrease) in cash and      (11,103)       1,559
  cash equivalents

Cash and cash equivalents, beginning      12,254        9,879
  of period

Cash and cash equivalents, end of        $ 1,151      $11,438
  period


Basis of Presentation:

The information set forth in these interim financial statements as of and for the three and six months ended December 31, 1996 and December 31, 1995 is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the financial results of Sabreliner Corporation and its subsidiaries Midcoast Aviation, Inc., SabreTech, Inc. and Turbotech Repairs, Inc. for the periods indicated. Results of operations for the interim period ended December 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories:

Components of inventories as of December 31, 1996  and  June
30, 1996 were:

                                  December         June

Aircraft parts                     $26,812       $22,105
Raw materials                        1,449         1,419
Pre-owned aircraft                   2,187         1,145
Total                              $30,448       $24,669

Property and Equipment:

Components of property and equipment as of December 31, 1996 and June 30, 1996 were:

                                   December        June

Service contract assets (UNFO)*     $98,199      $ 99,118
Other                                44,447        41,931

                                    142,646       141,049

Less accumulated depreciation       (98,612)      (96,235)

                                     44,034        44,814
Construction in progress              4,854         3,497
Total                               $48,888      $ 48,311


* Represents   training   system,   aircraft   and   engines
  dedicated  to  the  Undergraduate  Naval  Flight  Officers
  (UNFO) logistics support contract.

Contingencies:

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB investigation. The Federal Aviation Administration
(FAA) is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 were held in November, 1996.

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

The Company has recognized the costs associated with this incident, such as media relations, incremental professional services, legal fees not covered by insurance, increased insurance premiums and other costs related to the various investigations and other lawsuits of approximately $5.6 million; of which $3.8 million were recorded during the second quarter of fiscal 1997. In January of fiscal 1997, the Company sold certain assets associated with the Miami facility and exited its operations there. Remaining assets were relocated to other operational units within the Company. Shutdown costs of the facility, including provision for continuing ValuJet related expenses of $2.5 million were recognized in December. The ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all outstanding issues cannot be determined at this time; the Company does not know whether the continuing effects of the investigations and related lawsuits will have a material adverse effect upon the future results of operations or financial condition of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Supplemental requests for documents concerning this matter were received during fiscal 1996. The Company has complied with all requests for documents. No other significant actions or developments have occurred during fiscal 1997.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

For the quarter ended December 31, 1996, the Company reported an operating loss, before interest and taxes, of $3.2 million, representing a decline of $4.7 million from the same period a year ago. This decline can be attributed to three primary factors: the continuing expenses associated with the ValuJet crash, totaling $3.8 million for the quarter, including a provision for continuing ValuJet related expenses of $2.5 million (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings); the drop in customer demand at the Miami facility due to adverse publicity, resulting in a $1.4 million operating loss for the facility during the quarter, including the effect of exiting the facility; and expenses related to the Company's new facility at Orlando, totaling $0.3 million in the second quarter. Without the adverse effect of these three factors, operating profit for the quarter would have been $2.3 million, representing an increase over the same period of the prior year by 53%.

Operating profits for the six months ended December 31, 1996, after removing the effects of ValuJet-related expenses of $4.9 million, including a provision for continuing ValuJet related expenses of $2.5 million, the operating losses and the effect of exiting the Miami facility of $2.2 million and the startup expenses at Orlando $0.3 million, would have been $1.4 million higher than the same period a year ago, representing an increase of 27%.

Quarter and Six Months Ended December 31, 1996 as Compared to Quarter and Six Months Ended December 31, 1995

Revenues for the quarter and six months ended December 31, 1996 increased from the corresponding periods of the prior year by 6% and 5%, respectively, reflecting the substitution of declining government revenues with growth in commercial aviation and corporate aviation business. Total government business for the most recent six months was $26.6 million, a decline of 6% from the same period of the previous year. This decline was primarily due to the conversion of the Company's largest contract, the Undergraduate Naval Flight Officers (UNFO) logistics program, from its base contract period ended September 30, 1995 to its three-year option period, reducing revenues for the first six months of fiscal 1997 by $7.0 million, as compared to the previous year. Offsetting this decline were the awards of new government contracts, resulting in a net decline in government business of $1.6 million. The growth in commercial and corporate aviation business provided an increase in revenue of $3.4 million in the first six months of fiscal 1997, versus the same period of fiscal 1996. The majority of this growth was generated through the acquisition of Turbotech Repairs, Inc. completed in June, 1996, providing $2.8 million in revenues during the six months ended December 31, 1996.

Despite  the  increase  in revenue, gross  margins  for  the quarter and six months ended December 31, 1996 were less than the gross margins of the corresponding periods of the previous year. The continuing effect of the ValuJet crash caused a loss in gross margins at the Company's Miami facility of $1.6 million and $2.0 million for the latest quarter and six months, respectively. Excluding the losses at Miami, gross margins for the quarter and six months ended December 31, 1996 would have been $0.8 million and $1.4 million higher than the quarter and six months of the prior year, representing increases of 11% and 13%, respectively.

Selling, general and administrative expenses for the quarter and six months ended December 31, 1996 were significantly increased by the legal fees, professional service costs and increased insurance premiums incurred in relation to the ValuJet crash (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings). Without these additional costs, totaling $3.8 million for the quarter and $4.9 million for the last six months, including a $2.5 million provision for ValuJet related expenses, selling, general and administrative expenses would have increased from the corresponding periods of the prior year by $0.1 million and $0.5 million, respectively.

Interest expense has increased $0.3 million during the quarter and six months ended December 31, 1996, reflecting the Company's access of its working capital credit facility.

Outlook

A comparison of backlog by business area as of December 31, 1996 and June 30, 1996 follows:

                                 Outstanding Backlog
                               December         June
                               (Dollars in Thousands)

     Government Business       $72,941        $77,404
     Corporate Aviation         13,392          5,807
     Commercial Aviation        20,879         24,880

                              $107,212       $108,091

Included in the government business backlog for December 31, 1996, is the recently-awarded GGT701 rotor contract with the U.S. Army. The basic contract is for the conversion of 450 engine assemblies, valued at approximately $15 million over the next 12 months. The contract provides for optional orders of up to 350 additional assemblies, valued at $12 million. Corporate aviation backlog at December 31, 1996 has more than doubled since June due to the increased major modifications in work at Midcoast Aviation, Inc.

Not included in backlog are two major subcontracts in negotiation with estimated revenue of $70.0 million over a 42 month period. These subcontracts are with McDonnell Douglas for the conversion of passenger aircraft to freighter configuration, and are expected to be awarded in February. Option orders for additional aircraft could potentially exceed $200 million in estimated revenue.

The December 31, 1996 backlog does not reflect the possible sale of the UNFO training system assets to the U.S. Navy, initially funded by Congress and signed into law by the
President of the United States for $45 million. Since its initial authorization, the UNFO asset sale funding was subjected to a reduction, as were all congressionally-approved programs, to help pay other U.S. obligations. Authorized funding for this transaction is now $43 million. During the second quarter the Company began detailed, sole-source discussions with the U.S. Navy and anticipates these discussions will result in an agreement with the Navy acquiring the UNFO training assets this fiscal year. Although the Company believes this transaction will occur during this fiscal year, there can be no assurance that this transaction will occur within this timeframe or that it will ever occur.

On January 18, 1997, the Company surrendered its repair station certificate for the Orlando facility of SabreTech, shutting down the revenue-generating activity at this location. The Company is exploring alternatives for the future of this facility, with a final determination expected by fiscal year end. The Company has reduced the workforce accordingly but will incur limited facility carrying costs while reviewing its options.

The Company believes the exiting of the Miami facility combined with the award of new contracts, will improve results of operations in the next quarter. The fourth quarter is expected to improve reflecting full period performance on new contracts. Results of operations for the next two quarters could also be affected by the possible sale of the UNFO assets. Although the Company believes this transaction is likely to be consummated within the next six months, there can be no assurance this transaction will ever occur.

Liquidity and Capital Resources

During the six months ended December 31, 1996, cash used for operating and investing activities totaled $20.1 million, reducing on-hand cash balances by $11.1 million and requiring the access of the Company's revolving credit facility. The growth in inventories in support of new engine product lines and the acquisition of two pre-owned aircraft required $5.8 million. Accounts receivable increased by over $5.0 million. Ongoing capital expenditure projects used $3.8 million in investment. Losses from operations required an additional $4.1 million. Other working capital investments used approximately $1.4 million during the period.

The largest capital commitments expected for the remainder of the fiscal year are facility improvements necessary for the McDonnell Douglas subcontracts to be performed at
Goodyear, Arizona. The capital expenditures necessary to enhance this facility of approximately $11.0 million will be funded with the Company's existing revolving credit facility and cash generated through operations. The Company believes the remaining balance of its credit facility, combined with the cash flows generated by operations and other activities, will be adequate to meet all other future cash requirements.

Due to the losses sustained in the second quarter, the Company was unable to meet all of the covenant requirements called for in the revolving credit agreement. The Company has received a waiver for the December 31, 1996 measurement date. In addition, the revolving credit agreement was amended to accommodate new subsidiaries and new restrictions.

Future cash balances may be increased by the possible sale of the Company's UNFO training system assets to the U.S. government as discussed above. If the proposed sale occurs, the Company's cash balances will be increased after taxes by approximately $35 million. Although the Company believes this transaction will occur during this fiscal year, there can be no assurance that this transaction will occur within this timeframe or that it will ever occur.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators, which, after consultation with ValuJet's flight crew, were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB investigation. The Federal Aviation Administration
(FAA) is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 were held in November, 1996.

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

The Company has recognized the costs associated with this incident, such as media relations, incremental professional services, legal fees not covered by insurance, increased insurance premiums and other costs related to the various investigations and other lawsuits of approximately $5.6 million; of which $3.8 million were recorded during the second quarter of fiscal 1997. In January of fiscal 1997 the Company sold certain assets associated with the Miami facility and exited its operations there. Remaining assets were relocated to other operational units within the Company. Shutdown costs of the facility, including provision for continuing ValuJet related expenses of $2.5 million were recognized in December. Although the ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all outstanding issues cannot be determined at this time, the Company believes the continuing effects of the investigations and related lawsuits will not have a material adverse effect upon the future results of operations or financial conditions of the Company.

The Company has been subject to government inquiry regarding an alleged environmental incident that may have occurred at the Perryville facility prior to the flooding of the facility in July, 1993. Supplemental requests for documents concerning this matter were received during fiscal 1996. The Company has complied with all requests for documents. No other significant actions or developments have occurred during fiscal 1997.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits Filed

       Third Amendment to Financing Agreement between Star Bank, National Association and Sabreliner Corporation, Midcoast Aviation, Inc., Midcoast-Little Rock, Inc., SabreTech, Inc., Dimension Aviation, Inc. and Turbotech Repairs, Inc., dated as of February 14, 1997.

       Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter December 31, 1996.


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SABRELINER CORPORATION


                           /s/ F. Holmes Lamoreux
Date: February 14, 1997
                           F. Holmes Lamoreux
                           Chairman of the Board and
                           Chief Executive Officer


                           /s/ Rodney E. Olson

Date: February 14, 1997    Rodney E. Olson
                           Senior Vice President, Finance
                           and Corporate
                           Development and Chief Financial
                           Officer


                          EXHIBIT INDEX


Exhibit No.                   Description

     1        Third   Amendment   to  Financing   Agreement
              between  Star Bank, National Association  and
              Sabreliner  Corporation,  Midcoast  Aviation,
              Inc.,  Midcoast-Little Rock, Inc., SabreTech,
              Inc.,  Dimension Aviation, Inc. and Turbotech
              Repairs, Inc., dated as of February 14, 1997.

     27       Financial Data Schedule


                                                   EXHIBIT 1

           THIRD AMENDMENT TO FINANCING AGREEMENT


           THIS THIRD AMENDMENT TO FINANCING AGREEMENT (this "Amendment") is made and entered as of February 14, 1997, by and between STAR BANK, NATIONAL ASSOCIATION, a national banking association ("Bank") and SABRELINER CORPORATION, a Delaware corporation ("Sabreliner"), MIDCOAST AVIATION, INC., a Missouri corporation ("Midcoast"), MIDCOAST-LITTLE ROCK, INC., a Missouri corporation ("Little Rock"), SABRETECH, INC., a Delaware corporation ("SabreTech"),
DIMENSION AVIATION, INC., a Delaware corporation ("Dimension") and TURBOTECH REPAIRS, INC., a California corporation ("Turbotech") (collectively, "Borrowers").

                          Recitals

            A. Borrowers (other than Dimension and Turbotech) are parties to a Financing Agreement dated as of February 13, 1995, as amended by the First Amendment to Financing Agreement dated as of November 10, 1995, a Second Amendment dated January 26, 1996, and a letter agreement dated November 12, 1996 (as amended, the "Financing Agreement"). Capitalized terms used, but not defined, in this Amendment which are defined in the Financing Agreement will have the meanings given to them in the Financing Agreement.

           B. There presently exist defaults by Borrowers (other than Dimension and Turbotech) under the Financial Covenants as of the end of and for the period ending
December 31, 1996. Borrowers (other than Dimension and Turbotech) have requested that Bank waive such defaults under the Financial Covenants as of the end of and for the period ending December 31, 1996, and Bank is willing to waive such defaults on the condition that Borrowers amend the Financing Agreement in certain respects as set forth below in this Amendment.

            C. In addition to the amendments to the Financing Agreement contemplated by paragraph B above, Borrowers have requested that Bank amend the Financing
Agreement to (i) make certain changes to the Financial Covenants and (ii) make certain other changes to the Financing Agreement which are set forth in this Amendment.

                   Statement of Amendment

           In consideration of the mutual covenants and agreements set forth in this Amendment, and for other good and valuable consideration, Bank and Borrowers hereby agree as follows:

      1.   Amendments to Financing Agreement.  The Financing
Agreement is amended as provided in this Section 1.

           1.1 The cover page of the Financing Agreement is hereby amended by adding on the line immediately following the reference to "SABRETECH, INC." the following: "DIMENSION AVIATION, INC. and TURBOTECH REPAIRS, INC."

           1.2   The  definition of Additional  Borrower  in
     Section 1.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                       "Additional   Borrower"    means    a
               Subsidiary, other than Midcoast or Little Rock, which becomes an Additional Borrower hereunder on terms acceptable to Bank, including SabreTech, Dimension and Turbotech.

           1.3   The  definition of Additional Guarantor  in
     Section 1.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                       "Additional   Guarantor"   means    a
               Subsidiary, other than Midcoast or Little Rock, which executed a Guaranty in the form of Exhibit 4.3 including SabreTech, Dimension and Turbotech.

           1.4  The definition of Availability Deficiency in
     Section 1.1 of the Financing Agreement is hereby amended by deleting the reference to "$35,000,000" and substituting in its stead "the Maximum Availability."

           1.5 The definition of Borrower in Section 1.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     "Borrower"  means each  of  Sabreliner,
               Midcoast, Little Rock, SabreTech, Dimension, Turbotech and each Additional Borrower (other than SabreTech, Dimension and Turbotech) and "Borrowers" means, collectively, Sabreliner, Midcoast, Little Rock, SabreTech, Dimension, Turbotech and each Additional Borrower (other than SabreTech, Dimension and Turbotech). To the extent a term or provision of this Agreement and the other Loan Documents is applicable to a "Borrower", it is applicable to each and every Borrower unless the context expressly indicates otherwise.

           1.6 The definitions of "Collateral", "General Intangibles", "Inventory" and "Receivables" in Section
     1.1 of the Financing Agreement are hereby amended in their entirety by substituting in their stead the following:

                      "Collateral",  "General  Intangibles",
               "Inventory" and "Receivables" have the meanings ascribed thereto in (i) the Security Agreement (as defined in Section 5), (ii) the SabreTech Security Agreement (as defined in this Section 1.1), (iii) the Dimension Security Agreement (as defined in this
               Section 1.1) and (iv) the Turbotech Security Agreement (as defined in this Section 1.1).

           1.7  The definition of Loan Collateral in Section
     1.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                      "Loan   Collateral"  means   (i)   the
               Collateral (as defined in the Security Agreement defined in Section 5), (ii) the Collateral (as defined in the SabreTech Security Agreement, the Dimension Security Agreement and the Turbotech Security Agreement each as defined in this Section 1.1) and (iii) any other security or collateral provided from time to time by, or on behalf of, each Borrower for the Obligations.

           1.8   The definition of Loan Documents in Section
     1.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     "Loan  Documents" means this Agreement,
               the Security Agreement, the Letter of Credit Documents, each Blocked Account Agreement (as defined in Section 7.4), the SabreTech Security Agreement, the Dimension Security Agreement, the Turbotech Security Agreement and all other agreements, instruments and documents, including mortgages, deeds of
               trust,        subordination       agreements,
               intercreditor agreements, pledges, powers of attorney, consents, collateral assignments, locked box agreements, letters agreements, contracts, notices, leases, financing statements and letters of credit and applications therefor and all other writings, all of which must be in form and substance reasonably satisfactory to Bank, which have been, are as of the date of this Agreement, or will in the future be signed by, or on behalf of, a Borrower and delivered to Bank.

           1.9   Clause  (i) of the definition of  Revolving
     Loan  Availability  in  Section 1.1  of  the  Financing
     Agreement is amended in its entirety by substituting in its stead the following:

               (i) an amount equal to the lesser of (a) the then Borrowing Base or (b) the then Maximum
               Availability;

           1.10 Section 1.1 of the Financing Agreement is hereby amended to add the following definitions:

                     "Dimension"  means Dimension  Aviation,
               Inc., a Delaware corporation.

                     "Dimension Guaranty" means the Guaranty
               dated as of February 14, 1997 given by Dimension to Bank.

                    "Dimension Security Agreement" means the
               Security  Agreement dated as of February  14,
               1997 between Dimension and Bank.

                      "Maximum   Availability"   means   (i)
               $35,000,000, until such time, if any, that Borrowers sell, and receive the proceeds of sale of, the assets which are the subject of the UNFO Contract, and (ii) $17,500,000, from and after the time, if any, that Borrowers sell, and receive the proceeds of sale of, the assets which are the subject of the UNFO Contract.

                     "Turbotech"  means  Turbotech  Repairs,
               Inc., a California corporation.

                     "Turbotech Guaranty" means the Guaranty
               dated as of February 14, 1997 given by Turbotech to Bank.

                    "Turbotech Security Agreement" means the
               Security  Agreement dated as of February  14,
               1997 between Turbotech and Bank.

           1.11 Section 2.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     2.1   Total Facility.  Subject  to  the
               terms and conditions of this Agreement, Bank, in its discretion exercised in good faith, may make total credit in the amount of up to the Maximum Availability then in effect (the "Credit Facility") available to Borrowers in the form of the following loans advanced or to be made under the following facilities:
               (i) revolving loans, and (ii) a letter of credit facility as a subfacility of the revolving loan facility, all as more particularly described below.

           1.12 Section 2.3 of the Financing Agreement is hereby deleted in its entirety.

           1.13  Section 3.4 of the Financing  Agreement  is
     hereby   amended   by   deleting   the   reference   to
     "$35,000,000"  and  substituting  in  its  stead   "the
     Maximum Availability then in effect."

           1.14 Section 4.1 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                      4.1    Joint,   Several  and   Primary
               Obligations. The Obligations of Borrowers under this Agreement and the other Loan Documents are joint, several and primary. No Borrower will be or be deemed to be an accommodation party with respect to any of the Loan Documents. For purposes of advancing funds, issuing Letters of Credit, rendering statements, receiving requests from, or otherwise communicating with Borrowers or in Bank's administration of this loan transaction, Midcoast, Little Rock, SabreTech, Dimension and Turbotech each hereby authorize Bank to treat Sabreliner as the sole agent for all of them under the Loan Documents and to deal with it exclusively, and any act done or omitted or any document, certificate, or instrument executed or delivered by Sabreliner for Midcoast, Little Rock, SabreTech, Dimension, Turbotech or any one or more of them, will be binding on each of them.

           1.15 Section 4.2(i) of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     (i)  Sabreliner is the sole shareholder
               of Midcoast, SabreTech, Dimension and Turbotech, Midcoast is the sole shareholder of Little Rock, and Midcoast, Little Rock, SabreTech, Dimension and Turbotech are substantially dependent upon Sabreliner for their respective working capital, strategic management, financial needs and technology;


           1.16 Section 4.3 of the Financing Agreement is hereby amended by deleting the reference to "Security Agreement" and substituting in its stead "Security Agreement, the SabreTech Security Agreement, the Dimension Security Agreement and Turbotech Security Agreement, as applicable".

           1.17 Section 5 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     5.   SECURITY. The Obligations shall be
               secured (for application in such order as may be determined by Bank in its discretion exercised in good faith) by a first priority security interest in all of the Collateral pursuant to the (i) Security Agreement and accompanying financing statements (ii) SabreTech Security Agreement and accompanying financing statements, and (iii) Dimension Security Agreement and accompanying financing statements (iv) Turbotech Security Agreement and accompanying financing statements.

           1.18 Section 7.2 of the Financing Agreement is hereby amended by deleting the reference to "Security Agreement" and substituting in its stead "Security Agreement, the SabreTech Security Agreement, the Dimension Security Agreement and the Turbotech Security Agreement, as applicable".

           1.19 Section 8.3 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     8.3   Reporting Regarding  Receivables.
               Not less frequently than weekly, and more frequently if Bank shall require or a Borrower shall so elect, Borrowers shall deliver to Bank a borrowing base certificate in the form of Exhibit 8.3 attached (a "Borrowing Base Certificate") and acceptable supporting documentation thereto, which shall be received by Bank no later than five (5) Business Days after the end of each week. By no later than the 25th day after the end of each calendar month, or sooner if available, each Borrower shall deliver to Bank monthly agings, broken down by due date, of Receivables, in each case reconciled to the Borrowing Base Certificate for the end of such month and each Borrower's general ledger, and setting forth any changes in the reserves made for bad accounts or any extensions of the maturity of, any refinancing of, or any other material changes in the terns of any Receivables, together with such further information with respect thereto as Bank may require.

           1.20 Section 9.5 of the Financing Agreement is hereby amended by deleting the reference to "the
     Closing  Date" and substituting in its stead  "February
     14, 1997".

           1.21 Section 9.17 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     9.17  Affiliates.  All persons who  are
               Borrower's   Affiliates  are  identified   in
               Exhibit 9.17 attached. Other than Midcoast, Little Rock, Sabreliner International Corporation, SabreTech, Dimension and Turbotech, Sabreliner has no Subsidiaries. Other than Little Rock, Midcoast has no Subsidiaries. None of Little Rock, Sabreliner International Corporation,
               SabreTech, Dimension or Turbotech has any Subsidiaries.

           1.22 Section 9.24 of the Financing Agreement is hereby amended by deleting the reference to "the
     Closing  Date" and substituting in its stead  "February
     14, 1997".

          1.23 Section 10.19.2 of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     10.19.2   Other Borrowers Restrictions.
               None of Midcoast, Little Rock, SabreTech, Dimension, Turbotech or any Additional Borrower (other than SabreTech, Dimension or Turbotech) ("Other Borrowers") will directly or indirectly (i) transfer or make any distributions of any of its properties or assets except to Sabreliner (exclusive of any Loan Collateral), (ii) incur, permit, or make any loans, advances or extensions of credit to any Person, including any of any Other Borrower's Affiliates, officers or employees, or (iii) pay any consulting, management or directors' fees to or for the account of any shareholders, director, or officer of any Other Borrower except (a) that any Other Borrower may take the actions described in the foregoing clauses 10.19.2(i) through
               (iii) with the prior consent of Bank; or (b) any Other Borrower may make any loans or advances to Sabreliner; or (c) as permitted by Section 10.22 below.

           1.24 Section 10 of the Financing Agreement is hereby amended by adding the following immediately after Section 10.30:

                      10.31    The   Modification   Services
               Agreements, MSA-FRI-SF-97-001 and MSA-FRI-SF-97-003 between Dimension and McDonnell Douglas Corporation will be (i) executed and delivered by all parties in final form by March 15, 1997 and (ii) substantially in the form delivered to Bank on or before February 14, 1997.

           1.25 Section 12(i)(h) of the Financing Agreement is hereby amended in its entirety by substituting in its stead the following:

                     (h)   Bank,  in  the  exercise  of  its
               judgment exercised in good faith, determines that there has occurred any material and adverse change in the business operations or condition, financial or otherwise, of any Borrower adversely affecting Borrowers' ability to perform any of their payment or other material Obligations under this Agreement or any of the other Loan Documents, including any request being made for any Borrower to surrender an FAA Repair Station Certificate to the FAA or any other Governmental Authority.

      2. Amendment of Schedules and Exhibits. Borrowers represent that there are no changes required to be made to the Schedules and Exhibits to the Financing Agreement by virtue of the addition of Dimension and Turbotech as a Borrowers.

     3. New Borrower Agreements and Representations. Each of Dimension and Turbotech (a) agrees (i) to be a "Borrower" (as defined in the Financing Agreement), (ii) to be bound by all of the terms, provisions, and conditions of the Financing Agreement and the other Loan Documents (as this term is amended in this Amendment), (iii) to be obligated for  all  of  the Obligations (as defined in  the  Financing
Agreement), (iv) to execute and deliver to Bank contemporaneously with this Amendment: (1) a Security Agreement in a form acceptable to Bank (for Dimension the "Dimension Security Agreement" and for Turbotech, the "Turbotech Security Agreement"), (2) a Guaranty in a form acceptable to Bank, (3) UCC financing statements in a form acceptable to Bank, (4) a legal opinion of each of Turbotech's and Dimension's counsel in a form acceptable to Bank, and (5) any other documents, instruments and agreements requested by Bank and (b) represents and warrants to Bank that (i) each of the promises, agreements, obligations and waivers of a "Borrower" or the "Borrowers" (each as defined in the Financing Agreement) under the
Financing Agreement shall be a promise, agreement, obligation and waiver of Dimension and Turbotech and (ii) each of the representations, warranties, and covenants of a "Borrower" or the "Borrowers" (each as defined in the Financing Agreement) under the Financing Agreement, including, without limitation, the representations, warranties, and covenants in Section 9 of the Financing Agreement, are and shall remain true until the Obligations are fully paid, performed and satisfied.

     4. Effective Date. This Amendment shall be effective on the date that it is signed by Bank; provided, however, that none of the (a) Receivables (as defined in the Dimension Security Agreement and Turbotech Security Agreement) shall be Eligible Receivables (as defined in the Financing Agreement) an (b) Inventory (as defined in the Dimension Security Agreement and Turbotech Security Agreement) shall be Eligible Inventory (as defined in the Financing Agreement) until Bank (i) has reviewed the Receivables and Inventory (as defined in the Dimension Security Agreement and Turbotech Security Agreement) and is satisfied about the same and (ii) thereafter notifies Sabreliner to what extent the Receivables and Inventory (each as defined in the Dimension Security Agreement and Turbotech Security Agreement) shall be Eligible Receivables and Eligible Inventory (each defined in the Financing Agreement), respectively, for purposes of the Borrowing Base calculation under the Financing Agreement, and (2) no Loans or other advances to or for the benefit of Turbotech will be made until Bank (a) is satisfied that there are no Liens on any property of Turbotech and that Bank has a first priority security interest in, and Lien on, all of the Collateral (as defined in the Turbotech Security Agreement) and (b) has its counsel review, to such counsel's satisfaction, the documents executed in connection with Sabreliner's acquisition of the capital stock of Turbotech.

      5. Representations. To induce Bank to accept this Amendment, Borrowers hereby represent and warrant to Bank as follows:

           a. Each of the Borrowers has full power and authority to enter into, and to perform its obligations under, this Agreement, and the execution and delivery of, and the performance of each of Borrowers' obligations under and arising out of, this Amendment have been duly authorized by all necessary corporate action.

           b. This Amendment constitutes the legal, valid and binding obligations of each of Borrowers enforceable in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally or by equitable principles of general applicability (regardless of whether considered in a proceeding at law or in equity).

           c. Borrowers' representations and warranties contained in the Financing Agreement are complete and correct as of the date of this Amendment with the same effect as though these representations and warranties had been made again on and as of the date of this Amendment, subject to those changes as are not prohibited by, or do not constitute Events of Default under, the Financing Agreement.

       6. Additional Acknowledgments. (1) Borrowers acknowledge and agree that (i) the deletion of Section 2.3 of the Financing Agreement evidences as intent by Bank to eliminate the availability to Borrowers of the Special Advances, and that any references remaining in the Financing Agreement to "Special Advance(s)", "Special Advance Availability Period" or the like do not indicate a contrary intent, (ii) the fact that Bank may, from time to time, issue one or more Letters of Credit that have an expiration date that occurs after the date the Financing Agreement is to terminate pursuant to Section 11.1 of the Financing Agreement does not evidence an intent by Bank to extend the Financing Agreement past such termination date, (iii) in the event the Financing Agreement is terminated prior to the expiration of any Letter of Credit, Bank will require Borrowers provide to Bank cash collateral acceptable to Bank or replace the Letter of Credit, (iv) until all of the Obligations, including any reimbursement and other obligations owed by Borrowers by virtue of an issuance of a Letter of Credit, are paid, performed and satisfied, Bank will continue to have a security interest in, and Lien on, all of the Loan Collateral and (v) upon the receipt by Borrowers of the proceeds of the sale of the assets which are the subject of the UNFO Contract, the Maximum Availability under the Financing Agreement will be reduced from $35,000,000 to $17,500,000. (2) Each of Sabreliner,
Midcoast, Little Rock and SabreTech reaffirms its respective Guaranty, and acknowledges and agrees that it is not released from its obligations under its respective Guaranty by reason of this Amendment, that the obligations of each of Sabreliner, Midcoast, Little Rock and SabreTech under its respective Guaranty extend to the Financing Agreement and the other Loan Documents as amended by the Amendment, and the Guaranteed Obligations (as defined in each such Guaranty) extend to any Loans or other financial accommodations made to Dimension, Turbotech and any Additional Borrower (other than Dimension and Turbotech). This reaffirmation shall not be construed, by implication or otherwise, as imposing any requirement that Bank notify or seek the consent of Sabreliner, Midcoast, Little Rock, or
SabreTech relative to any past or future extension of credit, or modification, extension or other action with respect thereto, in order for any such extension of credit or modification, extension or other action with respect thereto to be subject to its respective Guaranty, it being expressly acknowledged and reaffirmed that each of Sabreliner, Midcoast, Little Rock, and SabreTech has under its respective Guaranty consented to modifications, extensions and other actions with respect thereto without any notice thereof.

      7.    Costs  and  Expenses.  As a  condition  of  this
Amendment, Borrowers will promptly on demand pay or reimburse Bank for the costs and expenses incurred by Bank in connection with this Amendment, including, without limitation, attorneys' fees.

      8. Amendment Fee. Borrowers will promptly pay to Bank upon the execution of this Amendment by Bank an amendment fee of $25,000, which shall be fully earned and nonrefundable when paid.

      9. Release. Borrowers hereby release Bank from any and all liabilities, damages and claims therefore arising from or in any way related to the Credit Facility, other than such liabilities, damages and claims which arise after the execution of this Amendment by Borrowers. The foregoing release does not release or discharge, or operate to waive performance by, Bank of its express agreements and obligations stated in the Loan Documents on and after the date of this Amendment.

      10. Continuing Effect of Financing Agreement. Except as expressly amended hereby, all of the provisions of the Financing Agreement are hereby ratified, confirmed and remain in full force and effect.

       11. One Agreement: References. The Financing Agreement, as modified by this Amendment, will be construed as one agreement. All references in any of the Loan Documents to the Financing Agreement will be deemed to be a reference to the Financing Agreement as amended by this Amendment.

      12. Entire Agreement. This Amendment sets forth the entire agreement of the parties with respect to the subject matter of this Amendment and supersedes all previous understandings, written or oral, in respect of this Amendment.

      IN  WITNESS  WHEREOF,  Borrowers  have  executed  this
Amendment to be effective as of the date set forth in the opening paragraph of this Amendment.

SABRELINER CORPORATION

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Sr. Vice President and CFO

MIDCOAST AVIATION, INC.

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Vice President and Treasurer

MIDCOAST-LITTLE ROCK, INC.

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Vice President and Treasurer

SABRETECH, INC.

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Vice President

DIMENSION AVIATION, INC.

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Chief Financial Officer

TURBOTECH REPAIRS, INC.

By:  /s/  Rodney E. Olson
Name:  Rodney E. Olson
Title:  Vice President and Treasurer


Accepted at Cincinnati, Ohio,
as of February 14, 1997.

STAR BANK, NATIONAL ASSOCIATION

By:  /s/  Michael D. Ehlert
Title:  Vice President