Form 10-Q/A
period 1996-12-31
SABRELINER CORP
filed 1997-02-28
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q/A

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       AMENDMENT NO. 1

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

                           SABRELINER CORPORATION



                           /s/ Rodney E. Olson

Date: February 28, 1997    Rodney E. Olson
                           Senior Vice President, Finance
                           and Corporate Development
                           and Chief Financial Officer