Form 10-Q
period 1997-03-31
SABRELINER CORP
filed 1997-05-15
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended                            Commission File No.
March 31, 1997                                     33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




     Delaware                             43-1289921
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

The number of shares of the Company's common stock outstanding on April 30, 1997 was 870,934.

PART I - FINANCIAL INFORMATION
Condensed Financial Statements

                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                    Unaudited        Audited
                                    March 31,        June 30,
                                       1997            1996
Assets
Current assets:
  Cash                               $    491        $ 12,254
   Accounts receivable (net
     allowances of $880 and $962,      28,843          29,352
     respectively)
   Inventories                         31,204          24,669
   Contracts in process (net of
     customer advances and progress
     payments of $14,719 and           17,586          11,917
     $10,940, respectively)
   Prepaid and other current           10,777           7,134
     assets
   Total current assets                88,901          85,326

Property and equipment, net            49,449          48,311
Goodwill (net of amortization of
  $498 and $239, respectively)          4,725           4,984
Deferred financing costs and            8,027           5,997
  other assets

Total assets                         $151,102        $144,618

Liabilities and stockholders'
  equity
Current liabilities:
  Accounts payable                   $ 21,803        $ 20,152
  Accrued compensation                  6,062           6,389
  Other accrued liabilities             5,221           4,706
  Royalties payable                       122           2,300
  Accrued interest expense              4,794           1,959
  Other current liabilities             3,762           1,154
     Total current liabilities         41,764          36,660

Long-term debt and capital             94,941          93,999
  leases
Revolving credit facility               4,290               -
Other long-term liabilities             3,816           3,823

Stockholders' equity:
  Common stock and paid-in              2,066           2,066
    capital
  Less:  Treasury stock, at            (1,006)         (1,007)
    cost
  Retained earnings                       5,231         9,077
     Total stockholders' equity           6,291        10,136

Total liabilities and                  $151,102      $144,618
  stockholders' equity


                   Sabreliner Corporation
            Consolidated Statements of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)


                      Three Months Ended      Nine Months Ended
                      March 31    March 31   March 31   March 31
                        1997        1996      1997         1996

Net revenue           $56,897     $51,631   $159,595    $149,360
Cost of revenue        47,709      42,353    135,113     124,140
  Gross margin          9,188       9,278     24,482      25,220
Selling, general
  and administrative
  expense               6,929       5,847     23,035      16,638

  Operating income      2,259       3,431      1,447       8,582

Interest expense,       3,392       2,908      9,676       8,804
  net
Other income            1,007         (81)     1,004         754
  (expense)
 Earnings (loss)
  before income          (126)        442     (7,225)        532
  taxes

Income tax                415        (168)     3,379        (202)
  (expense) benefit

 Net Income (loss)   $    289     $   274   $ (3,846)   $    330

Earnings per share data

 Net earnings
  (loss) per         $   0.33     $  0.31   $  (4.42)   $   0.38
  common share

 Dividends paid per
  common share       $   0.00     $  0.00   $   0.00    $  0.00

 Average common and
  common equivalent   870,934     872,541    870,901    872,906
  shares


                   Sabreliner Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)
                   (Dollars in Thousands)


                                           Nine Months Ended
                                        March 31,     March 31,
                                          1997           1996
Cash flows from operating activities:
Net income (loss)                       $(3,846)      $   330

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization         5,443        10,370
    Changes in assets and               (12,438        (3,074)
      liabilities

Net cash provided by (used in)          (10,841)        7,626
  operating activities

Cash flows from investing activities:
Capitalized expenditures                 (5,897)       (1,938)

Acquisition, net of cash acquired             -        (1,533)
Net cash used in investing activities    (5,897)       (3,471)

Cash flows from financing activities:
Principal payments on long-term debt       (773)         (493)
  and capital leases
Proceeds from revolving credit            4,290             -
  facility
Other long-term borrowings                1,457             -
Treasury stock transactions                   1           (87)
Net cash provided by (used in)            4,975          (580)
  financing activities

Net increase (decrease) in cash an      (11,763)        3,575
  cash equivalents

Cash and cash equivalents, beginning     12,254         9,879
  of period

Cash and cash equivalents, end of       $   491       $13,454
  period

Basis of Presentation:

The information set forth in these interim financial statements as of and for the three and nine months ended March 31, 1997 and March 31, 1996, is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the financial results for the periods indicated of Sabreliner Corporation and its subsidiaries Dimension Aviation, Inc., Midcoast Aviation, Inc., SabreTech, Inc. and Turbotech
Repairs, Inc. (now operating as part of the Company's Premier Turbines division). Results of operations for the interim period ended March 31, 1997, are not necessarily indicative of the results of operations for the full fiscal year.

Inventories:

Components of inventories as of March 31, 1997 and June  30,
1996 were:

                                    March          June

Aircraft parts                     $28,259       $22,105
Raw materials                        1,195         1,419
Pre-owned aircraft                   1,750         1,145
Total                              $31,204       $24,669

Property and Equipment:

Components  of property and equipment as of March  31,  1997 and June 30, 1996 were:

                                     March         June

Service contract assets (UNFO)*     $98,346      $99,118
Other                                44,445       41,931

                                    142,791      141,049

Less accumulated depreciation       (99,274)     (96,235)

                                     43,517       44,814

Construction in progress              5,932        3,497

Total                               $49,449      $48,311

* Represents  training  system including  aircraft,  engines
  and   simulators  dedicated  to  the  Undergraduate  Naval
  Flight Officers (UNFO) logistics support contract.

Contingencies:

See PART II - OTHER INFORMATION, Item 1. Legal Proceedings.



Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although net income for the quarter ended March 31, 1997, is essentially unchanged from the same period of last year, recent developments indicate stronger future results. The backlog of firm orders has increased from $107.2 million as of December 31, 1996 to nearly $270 million as of March 31, 1997. In addition, an agreement in principle was reached on May 2, 1997, with the U.S. Navy for Sabreliner to sell the UNFO training system assets for $42.5 million, pending final negotiations of sale terms and conditions. The Company believes the sale transaction will be completed no later than June 30, 1997.

For the quarter ended March 31, 1997, the Company reported an operating profit, before interest and taxes of $2.3 million, representing a decline from the same period of last year of $1.2 million. The decline in third quarter operating profit is attributed to reductions in commercial aviation operating profit totaling $3.8 million for the quarter, as compared to the corresponding period of last year. Commercial aviation profit decreases for the quarter were primarily due to lower volumes and fixed price overruns at the Phoenix facility and the initial operating losses and carrying cost of the idled Orlando facility. Partially offsetting the effect of commercial aviation operating losses were increased activity in government and corporate aviation, generating $2.6 million of operating earnings.

Operating profits for the nine months ended March 31, 1997, were lower than the same period a year ago as a result of costs associated with the ValuJet crash (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings). Legal and professional fees incurred in response to the incident, coupled with increased aviation liability insurance costs, reduced operating profit by $5.2 million for the period. Related to the crash, customer demand at the SabreTech Miami facility fell reducing operating profit by $2.8 million from the same period of last year. As a result, the Company ceased revenue-generating activity at its Miami facility and sold or relocated its operating assets. In addition, the Company voluntarily surrendered its repair station certificate for the start-up Orlando operation. The Company is exploring alternatives for this site, with resolution expected by December 31, 1997. Initial operating losses and carrying costs of the Company's Orlando facilities were approximately $1.4 million. Without the effects of these now idled or closed SabreTech facilities, operating profit for the nine months ended March 31, 1997, would have been $10.8 million, representing a $9.4 million or 26% increase over the corresponding period of the prior year. This increase is largely attributed to the increased corporate aviation activity at the Company's Midcoast Aviation subsidiary.


Quarter and Nine Months Ended March 31, 1997 as Compared  to
Quarter and Nine Months Ended March 31, 1996

Revenues for the quarter and nine months ended March 31, 1997, were 10% and 7% higher than their respective periods of the prior year. Excluding the revenues provided by the Miami and Orlando operations from all periods results in same-facility increases of $13.2 million and $24.1 million or 30% and 19% for the quarter and nine months ended March 31, 1997, respectively, as compared to the corresponding periods of the prior year. The increases recognized in revenue for these periods reflect the higher volume on the Air Force C-20 logistics contract and the Navy T-2/A-4 contract, more than offsetting the drop in the UNFO logistics contract and other government programs. In total, government aviation revenues for the third quarter were $5.4 million higher than the same period of last year. Corporate aviation revenues for the third quarter are also higher than the same period last year by $11.2 million due to the increased major modification activity at Midcoast and Sabreliner locations and additional revenues provided by Turbotech Repairs, Inc. which was acquired in June, 1996.

Gross margin reported for the quarter ended March 31, 1997, was $0.1 million lower than the same period of fiscal 1996. Without the gross margin provided by the Miami and Orlando facilities of $1.5 million, gross margins would have increased by 15% during the quarter, as compared to the corresponding period of the previous year. Midcoast Aviation provided $1.5 million in increased gross margin from the same period last year largely due to the capture of larger major modification customers. Other existing corporate aviation facilities provided $1.4 million in increased gross margins, largely through additional engine business. The acquisition of Turbotech Repairs, now operating as part of the Premier Turbines division, also provided $0.4 million in new gross margins for the quarter. Offsetting the gains in corporate aviation were reductions in commercial aviation gross margin earned at the Phoenix operations. Lower demand and fixed-price overruns were the primary causes of the third quarter decline in Phoenix gross margins of $2.0 million, as compared to the same period last year.

Gross margins reported for the nine months ended March 31, 1997, were $0.7 million less than the corresponding period of the previous year. After removing the effects of the Miami and Orlando facilities from the periods, adjusted gross margin reflects an increase for the nine months of $4.8 million or 19% from the same period of last year. This increase is largely due to corporate aviation performance above prior year levels. Midcoast Aviation had $2.2 million more in gross margins during the last nine months than for the same period of the previous year, reflecting the increased customer demand for major modifications. Turbotech Repairs, now operating as part of the Premier Turbines division, provided an additional $1.2 million. Exclusive of the Miami and Orlando locations, the remaining commercial aviation facilities also reported $1.3 million more gross margins for the nine months ended March 31, 1997 than recognized for the corresponding period of the past year.

Selling, general and administrative expenses for the quarter increased by $1.0 million from the third quarter of the previous year. Approximately $0.5 million of this was due to increased aviation liability insurance premiums resulting from the ValuJet incident; the remainder is largely due to the start-up of the new Dimension Aviation subsidiary at Goodyear, Arizona and the increased administrative costs associated with the acquisition of Turbotech Repairs, Inc.

Selling, general and administrative expenses for the nine months ended March 31, 1997, were $6.4 million higher than the same period a year ago. Continuing legal and professional services relating to the ValuJet crash and increased aviation liability insurance represented $5.2 million of this increase (see PART II - OTHER INFORMATION,
Item 1. Legal Proceedings). Excluding the expenses relating to the ValuJet incident, selling, general and administrative expenses would have increased from the previous year by $1.2 million, reflecting the increased administrative costs associated with the acquisition of Turbotech Repairs, Inc. and the pursuit of government contracts.

Interest  expenses  for the quarter and  nine  months  ended
March 31, 1997 were higher than the corresponding periods of the prior year, reflecting the Company's use of its working capital credit facility.

Other income for the quarter and nine months to date represents the gain realized on an insurance settlement received by the Company's Midcoast Aviation subsidiary. The proceeds of this settlement are not subject to income taxes, as is reflected in income tax benefit for the period.

Outlook

A comparison of backlog by business area as of March 31, 1997, and June 30, 1996, follows:

                               Outstanding Backlog
                                March       June
                              (Dollars in Thousands)

       Government Business    $128,420    $ 77,404
       Corporate Aviation       14,233       5,807
       Commercial Aviation     125,414      24,880

                              $268,067    $108,091

The increase in government business backlog reflects the U.S. Government's exercise of options or award of follow-on contracts, including the T-2/A-4, C-20 and J85 contracts, providing over $47.0 million in firm business and a subcontract award with Lockheed-Martin, providing nearly $15.0 million in new business backlog.

Corporate aviation backlog has more than doubled since June due to the increased major modifications in work at Midcoast
Aviation, Inc.

The award of the MD-10 and MD-11 conversion subcontracts from McDonnell Douglas on February 14, 1997, has increased commercial aviation backlog by nearly $110.0 million. These subcontracts are for the conversion of passenger airline aircraft to freighter configuration, to be performed by the Company's new Dimension Aviation subsidiary headquartered at Goodyear, Arizona. The current order, for 27 aircraft conversions, is scheduled to be complete within four years. Options for additional aircraft orders could exceed $200.0 million in estimated revenue, requiring over ten years to complete using existing and planned facilities.

The March 31, 1997, backlog does not reflect the sale of the UNFO training system assets to the U.S. Navy, valued at $42.5 million. On May 2, 1997, an agreement in principle was reached with the Navy, which would provide the Company with approximately $37.0 million before June 30, 1997. The remaining $5.5 million would be received in the next fiscal year upon performance of tasks specified in the agreement.

Liquidity and Capital Resources

During the nine months ended March 31, 1997, cash used for operating and investing activities totaled $16.7 million, derived from cash on hand and the Company's revolving credit facility. The growth in inventories in support of new engine product lines and the acquisition and modification of pre-owned aircraft for resale required $6.5 million. Capital expenditures, including facility enhancements for the new Goodyear plant, required an additional $5.9 million. Losses from operations required $3.8 million. Other working capital investments used approximately $0.5 million during the period.

Future cash balances will be increased by the sale of the Company's UNFO training system assets to the U.S. Government as discussed above. Approximately $37.0 million is expected to be received before the end of this fiscal year. Net proceeds should approximate $35.0 million, after completion of all additional services and after implementation of tax strategies.

Major capital commitments are planned for facility enhancements during the next three quarters. The largest of these is for improvements of the Goodyear, Arizona facility, to fully perform the McDonnell Douglas subcontracts, requiring a capital commitment of approximately $11.0 million. The Company is also planning to invest $3.2 million in another hangar for Midcoast at its Cahokia, Illinois facility to accommodate the increased corporate aviation demand. Both of these enhancements will be funded with the Company's revolving credit facility and cash generated through operations.

Due to the shortfalls in year to date results of operations, the Company was unable to meet all of the covenant requirements called for in the revolving credit agreement. The Company has received a waiver for the March 31, 1997, measurement date. In addition, the Company is in discussions with its lead lender, Star Bank, N.A., to extend the revolving credit agreement and modify certain terms to accommodate its working capital needs. The Company expects to complete the agreement modification no later than the end of the fiscal year. The Company believes the modified agreement and operating cash flows will provide adequate capital resources to meet future cash requirements.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew, crashed into the Florida Everglades. Prior to take-off, employees of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators. After consultation with ValuJet's flight crew, these were loaded into the cargo bay of Flight 592 by ValuJet employees. Although the cause of the crash has not been officially determined by the National Transportation Safety Board (NTSB), SabreTech's actions associated with Flight 592 have been included in the NTSB investigation. The Federal Aviation Administration
(FAA) is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so. Public hearings concerning the crash of Flight 592 were held in November, 1996.

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

In connection with a wrongful death action brought against it in Georgia State Court, Fulton County, on or about April 10, 1997, ValuJet sought leave of the court to file a third-party complaint against SabreTech. The proposed third-party complaint asserts claims for contribution, indemnity, negligence and breach of contract, with ValuJet seeking to recover all damages sustained by it resulting from the crash. The court has not yet ruled on ValuJet's motion. If ValuJet is permitted to file the complaint, the Company intends to assert defenses to these claims, and counterclaims, and will seek to confirm coverage under the Company's insurance policies.

On  its  behalf, SabreTech filed an action on  May  9,  1997 against ValuJet in U.S. District Court for the Southern District of Florida. SabreTech is seeking a judicial ruling on contractual rights and obligations for costs and damages resulting from the crash. In particular, SabreTech asserts ValuJet is required to indemnify SabreTech for damages relating to the crash due to ValuJet's negligence. The suit also asserts SabreTech's lack of obligation for damages incurred by ValuJet due to ValuJet's negligence and SabreTech's lack of obligation to provide insurance against ValuJet's negligent acts. The suit also seeks confirmation SabreTech is not liable for consequential damages.

The Company has recognized its own costs of approximately $5.9 million associated with the ValuJet accident, of which $5.2 million were recorded during the nine months ended March 31, 1997. Included are such expenses as media relations, incremental professional services, legal fees not covered by insurance, increased insurance premiums and other costs related to the various investigations and other lawsuits.

In January, fiscal 1997, the Company sold certain assets associated with the Miami facility and exited its operations there. Remaining assets were relocated to other operational units within the Company. Shutdown costs of the facility, including provision for continuing ValuJet related expenses of $2.5 million, were recognized in December.

The ultimate outcome of legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all outstanding issues cannot be determined at this time. The Company does not know whether the continuing effects of the investigations and lawsuits will have a material adverse effect upon the future results of operations or financial condition of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits Filed

       Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter March 31, 1997.


                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SABRELINER CORPORATION

                           /s/ F. Holmes Lamoreux
Date: May 15, 1997
                           F. Holmes Lamoreux
                           Chairman of the Board and
                           Chief Executive Officer


                           /s/ Rodney E. Olson

Date: May 15, 1997         Rodney E. Olson
                           Senior Vice President, Finance
                           and Corporate Development and
                           Chief Financial Officer