Form 10-K
period 1997-06-30
SABRELINER CORP
filed 1997-09-29
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended June 30, 1997


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

Securities registered pursuant to Section 12(g) of  the  Act:
121/2% Senior Notes due 2003, Series B

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No ___

Indicate  by  check  mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K  is  not  contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
K or any amendment to this Form 10-K.   ( X )

The   number   of  shares  of  the  Company's  common   stock
outstanding on August 31, 1997 was 870,934.

                           PART I

Item 1.  BUSINESS

Sabreliner Corporation and its subsidiaries (Company) is a diversified aerospace company, providing services in airframe maintenance and modification, gas turbine engine overhaul and repair, aircraft systems upgrades and refurbishments, fleet logistics support and other aerospace products and services for corporate, commercial and government aviation markets. During fiscal year 1997, Sabreliner and its wholly-owned subsidiaries Midcoast Aviation, Inc., SabreTech, Inc., Dimension Aviation, Inc. and Turbotech Repairs, Inc. reported revenue of $260.9 million, of which 33% was provided by corporate aviation, 26% by commercial aviation, and 41% by government aviation business.

During fiscal 1997, revenue increased 27%, due to continued growth in the government and corporate aviation businesses, partially offset by reduced revenues in the commercial aviation business. The sale of the Undergraduate Naval Flight Officer (UNFO) training system assets in the fourth quarter added $36.7 million in government aviation revenue. The award of new contracts and increased deliveries on existing contracts also improved government revenue by $15.7 million during fiscal 1997. Corporate aviation revenue increased by $18.6 million in fiscal 1997, due to capitalizing on strong customer demand for major modifications and maintenance and expanded engine activity. Commercial aviation revenues declined by $15.5 million in fiscal 1997, due to the closing of four commercial aviation facilities during fiscal 1997 (see Item 3. LEGAL PROCEEDINGS and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). Excluding the revenues provided by these closed facilities in fiscal 1996 and 1997, revenue for continuing commercial aviation operations would have increased by $10.6 million in fiscal 1997, due to the addition of the Dimension Aviation subsidiary.

Significant highlights during fiscal 1997 include: (1) The formation of a new commercial aviation subsidiary, Dimension Aviation, Inc., based in a recently-acquired leased facility in Goodyear, Arizona formed to support the McDonnell Douglas subcontracts for the modification of passenger aircraft to freighter configuration. Current firm orders are in excess of $120.0 million over the next four years, (2) The sale of the Company's UNFO training system assets to the Navy for $42.5 million in the fourth quarter ($36.7 million was recognized as fiscal 1997 revenue), (3) Construction of a new hangar at the Company's Midcoast-Parks location to capitalize upon the continued strong demand in corporate aviation. The new facility is expected to be operational during the next fiscal year, (4) The Company's backlog of firm orders exceeds $250 million as of June 30, 1997, more than double June 30, 1996.

Corporate Aviation Business

The Company's corporate aviation business provides airframe, powerplant and ancillary systems repair, overhaul and modification services and flight line and spare parts support to the operators of corporate and private aircraft. The revenues of this business area derive from work on a wide variety of business aircraft including the Cessna, Challenger, Falcon, Gulfstream, Hawker, Lear, Sabreliner, and other business jet and turboprop airframes. The Company services these aircraft for both domestic and foreign operators, with international sales in excess of 9% of the corporate aviation business. Total revenues reported in fiscal 1997 for corporate aviation were $86.6 million, and are comprised of the following product lines.

Maintenance and Modification

Maintenance is the inspection and resulting repair of aircraft, including airframe corrosion inspections; maintenance and service bulletin compliance; avionic, instrument, electrical and hydraulic systems repairs and overhauls; and the troubleshooting and repair of aircraft. Modification is the periodic enhancement or conversion of aircraft, including aircraft painting; avionics systems installation; interior refurbishment; structural life extensions or enhancements; and other major modifications or improvements.

The Company maintains four facilities to provide maintenance and modification services:

  Perryville, Missouri Center performing routine maintenance and modifications on the Sabreliner fleet;

  Downtown St. Louis Parks Center dedicated to maintenance and modification of larger "heavy iron" aircraft, such as and Challengers, Falcons and Gulfstreams;

  Little Rock Center specializing in smaller and mid-size business aircraft; and

  Lambert Field Center which supports base customers and drop-ins at the Lambert-St. Louis International Airport.

The  combined facilities of Midcoast and Sabreliner  provided
$47.9 million in aggregate maintenance and modification revenue during fiscal 1997.

Engine Repair and Overhaul

The engine business area includes the repair, overhaul and maintenance of powerplants installed on a variety of corporate, private and military aircraft. The Company markets its commercial engine services under the Premier Turbines trademark. Current engine component repair or engine overhaul capabilities include the following engines:

            Manufacturer                Engine

           Pratt & Whitney       PT6, JT12, JFTD12, JT8,
                                 J52, J75, J60, JT15, PW100
           General Electric      CF700, T700, CJ610, J85
           AlliedSignal          TFE731, TPE331 APU Series,
                                 T53, LTS101
           Teledyne              J69
           Allison               A250, T63, T56

The Company's primary engine facility is located in Neosho, Missouri. Totally dedicated to engine work, the Neosho operation maintains advanced capabilities in lathing, milling, machining, electron beam and conventional welding, plating, coating, blending, shotpeening, plasma spraying, X-ray and magnetic diagnostics, and other capabilities. In June, 1996, the Company acquired Turbotech Repairs, Inc., adding component repair capability for the Pratt & Whitney PT6 and PW100 and AlliedSignal TPE331 and related APU series, as well as, full overhaul authority for the Allison 250. In May, 1996, the Company acquired the heavy maintenance tooling and license for the AlliedSignal TFE731 engine from UNC-Airwork. The addition of the heavy maintenance license for the AlliedSignal TFE731 makes Sabreliner's Premier Turbine division one of only three companies in the United States capable of performing a factory-authorized core zone inspection, a sophisticated overhaul on this popular powerplant.

The Company has achieved significant growth in this area during the last fiscal year, with total revenues for 1997 at $21.9 million more than double the previous year. Growth of the Premier Turbines division can be attributed to the capture of engine component repairs, the addition of Turbotech, the expansion of capabilities at Neosho (specifically, the heavy overhaul capability on the TFE731), and foreign market expansion. The Company believes additional growth in the engine business area can be achieved in the next year as domestic and international market expansion continues in recently-acquired capabilities.

Other Corporate Aviation Business

In addition to the products and services described above, the Company provides other aerospace support to the corporate aviation market, including: fueling, long-term tenant leasing and flight line services, collectively known as the Fixed Base Operator (FBO) business; over-the-counter spare parts; and pre-owned aircraft sales. These services accounted for $16.8 million in fiscal 1997 revenue.

Government Business

Sabreliner performs work with the U.S. and foreign governments for both military and civilian agencies. Of the $108.0 million in revenue reported on these contracts in fiscal 1997, 55% was derived from the U.S. Navy, 37% from the U.S. Air Force and 6% from the U.S. Army. Subcontracts and government agencies, such as the FAA, represent the remaining 2% of this total. Although the U.S. Department of Defense budget has steadily declined over the last decade, spending for operations and maintenance - the funding category for substantially all of the Company's contracts - has remained and is projected by the government to remain stable. During the last fiscal year, the Company was awarded several new government contracts and had options exercised by the government on existing contracts. The Company believes its experience and low-cost structure enable it to effectively
compete   on  a  broad  spectrum  of  government  contracting
opportunities. A description of the Company's significant government business follows.

The  Undergraduate  Naval  Flight  Officers  (UNFO)  Training
Program

The Company was awarded the UNFO contract in March, 1990, to perform training services for Undergraduate Naval Flight Officers (now known as Undergraduate Flight Officers), including: airborne training missions on radar-equipped Sabreliner aircraft; simulator training of air-to-air intercepts and radar mapping; and all logistics, maintenance and pilot support services. To meet the requirements of this contract, the Company purchased and modified 17 Sabreliner aircraft, designed and installed training stations, modified airborne tactical radars, and provided on-site maintenance, logistics and pilot crews. This was achieved by assembling a team of five major subcontractors and through the initial capital investment of over $99 million, requiring nearly eighteen months of engineering design, aircraft and radar modifications and other management efforts. The Company has maintained outstanding performance on the UNFO program, evidenced through several meritorious commendations awarded by the Navy, including the prestigious Vice Admiral Goldthwaite Award. The 50-month basic contract ended on September 30, 1995, and the Navy exercised its 36-month option, which will end on September 30, 1998.

During fiscal year 1997, the Company negotiated the sale of the UNFO program training system assets with the U.S. Navy, which include 17 aircraft, the associated radar systems, training simulators and spare parts. The sale provided a $36.7 million payment in June 1997, with $5.8 million additional payments to be collected upon the completion of Aircraft Condition Inspections, to be performed over the remaining life of the logistics contract. The asset sale and the performance of additional delivery items pursuant to the sale agreement did not modify the existing on-site logistics contract. The total revenues reported for the UNFO program, for both the on-site logistics contract and the asset sale totaled $52.5 million in fiscal 1997.

The C-20 Joint Logistics Support Contract

The U.S. Air Force C-20 contract was awarded to the Company in July, 1995, to perform on-site logistics support, depot-level maintenance and engine maintenance for the government's fleet of 24 Gulfstream C-20 aircraft, which operate out of four military bases. The contract consists of one base year, starting October 1, 1995, and six one-year options. Option year two, starting October 1, 1997, has been unofficially exercised. The contract was awarded to Sabreliner based upon its team approach: Sabreliner as prime contractor, providing material management and administration; UNC, Inc., providing on-site maintenance and stockroom support; Sabreliner's subsidiary, Midcoast Aviation, performing depot level maintenance at its Downtown St. Louis Parks facility; and Rolls Royce-Canada, providing engine overhaul and repair support. Revenues reported for this contract during the last fiscal year were $33.9 million.

The Navy T-2/A-4 Depot Level Maintenance Program

On August 24, 1995, the Company was awarded the T-2/A-4 Depot Level Maintenance contract for the inspection and repair of the Navy's fleet of T-2 aircraft and Foreign Military Sales
(FMS) repairs on A-4 aircraft. The contract's base year started October 1, 1995, and includes four option years; the option for the second additional year, starting October 1, 1997, has been exercised. Significant over and above work requests have been approved by the Navy to enable the Company to fabricate structural parts for this aircraft. As of June 30, 1997, the Company has inducted 21 T-2 aircraft under this contact. Revenues reported during fiscal 1997 totaled $6.8 million.

Government Engine Repair and Overhaul

The Company holds various contracts for the overhaul and repair of government-owned engines and engine components. The two largest of these engine contracts are the Air Force J85 MISTR and Army T700-GE-701 GG Rotor Assembly contracts ("GG Rotor"), which during fiscal 1997 provided revenue of $5.0 million and $4.6 million, respectively. The Company retained the J85 program during fiscal 1997, capturing the five-year follow-on contract, that includes two one-year options. The GG Rotor contract was awarded for the replacement of first stage turbine blades and other repairs as necessary of 450 engines used in the Army's Apache helicopter fleet. Options exist for up to 250 more engines. Deliveries on this contract began in April, 1997. Total revenue reported for government engine contracts during fiscal 1997 was $11.1 million.

Eagle Subcontract

During the third quarter of fiscal 1997, the Company was awarded two subcontracts to modify four Hawker 800XP corporate jet aircraft in support of a foreign military contract held by Lockheed-Martin Tactical Defense Systems. The combined value of these subcontracts is $14.3 million.
The contract requires the completion of four aircraft from "green" configuration through avionics upgrades and other modifications. The final phase of the contract is the conversion of the aircraft to mission-ready status through installation of special mission equipment, communications systems and other support equipment. Performance of the contract requires the participation of multiple company subsidiaries: Sabreliner's Perryville facility will manufacture interior components and avionics racks; the Midcoast Aviation subsidiary will provide technical support, using their familiarity with the Hawker airframe; and the final assembly and installation will be performed at the Dimension facility in Goodyear, Arizona. The contracts are scheduled to be complete within eighteen months of award. No revenue was reported for the Eagle subcontracts in fiscal 1997.

Other Government Business

The Company's broad capabilities and extensive experience in government contracting enables it to perform a variety of other government aviation contracts and subcontracts. Other government business revenues generated in the last year include subcontracts to provide spare parts and contracts to repair hydraulic and other system components. Other government contracts generated revenue of $3.7 million during fiscal 1997.

Commercial Aviation Business

The Company's acquisition of the three subsidiaries of DynCorp collectively known as the DynAir Companies, on June 30, 1995, expanded the Company into the commercial aviation market. The Company renamed the acquired operations
SabreTech and in fiscal 1997 created a second commercial aviation subsidiary, Dimension Aviation, Inc. The two subsidiaries serve a commercial aviation market that includes: third-party aircraft maintenance services for commercial carriers, primarily airlines and major freight carriers; modification and completion services for manufacturers of airline aircraft; airline aircraft storage; spare parts and backshop support.

As of June 30, 1997, the Company operated two principal facilities to perform commercial aviation work:

  The Phoenix facility at Sky Harbor International Airport provides heavy aircraft repair and third party overhaul service for airlines, aircraft lessors, and aircraft manufacturers. In addition, the Phoenix facility operates a large backshop, capable of avionics component repair, sheet metal fabrication, limited interior component manufacture, hydraulics overhaul and minor machining. Backshop services are provided to support aircraft in work at the facility and as a stand-alone business. Revenue reported for the SabreTech Phoenix facility totaled $45.5 million in fiscal 1997.

  During fiscal 1997, the Company formed a new commercial aviation subsidiary, Dimension Aviation, Inc., located at the Goodyear Airport in Goodyear, Arizona to perform the passenger-to-freighter modification subcontract for Boeing's Douglas Products Division. Current firm orders for this subcontract are in excess of $120.0 million, with delivery
  requirements  through  the  year  2000.   Pursuant  to  its
  agreement with Douglas, Dimension has expanded the existing hangar facilities to enable the full enclosure of up to four
  wide-body  DC-10  or MD-11 aircraft.   Work  on  the  first
  aircraft commenced in March, 1997. Revenue reported for the Dimension Aviation facility at Goodyear totaled $8.1 million in fiscal 1997.

In the past year, the Company exited its Miami facility located at Miami International Airport. The Company also ceased revenue-generating activities at it Orlando facility located on the Orlando International Airport (see Item 3. LEGAL PROCEEDINGS and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). Two other smaller operations were consolidated into the Phoenix operation during fiscal 1997.

The consolidation of the commercial aviation functions into the Phoenix location and a full year performance of the MD-10 subcontract with Boeing are expected to provide increased operating profits for commercial aviation in fiscal 1998, as compared to fiscal 1997.

Business Development and Acquisition Strategy

In the past several years, the Company has employed a variety of business development and acquisition strategies to enhance its market position and growth potential. As a result of these strategies, the Company has entered new business areas and expanded on existing capabilities causing revenue to grow at an average annual rate of more than 35% the last three years. Acquisitions have made an integral contribution to the Company's growth strategy.

  In  September,  1992, the Company acquired  the  Neosho
  facility   from   Teledyne  Industries,   Inc.,   providing
  substantial technical and operating capabilities in engine component overhaul and repair.

  In  November,  1994,  the  Company  acquired  Midcoast
  Aviation, Inc. from Trans World Airlines, providing high-quality major modifications and aircraft maintenance to the corporate aviation market.

  In   June,  1995,  the  Company  acquired  the  DynAir
  Companies,  now  known  as  SabreTech,  Inc.  from  DynCorp
  providing   entrance  into  the  complementary   commercial
  aviation market.

  In fiscal 1997, the Company started operations in new engine product lines gained in the acquisition of Turbotech Repairs, Inc. in June, 1996, and the acquisition of the heavy maintenance license and tooling for the AlliedSignal TFE731 engine in May, 1996.

In addition to business expansion gained through acquisition, the Company has expanded the acquired businesses and the Company's existing business by building upon the acquired skills and capabilities. Specifically, the Company has leveraged the capabilities of acquired companies into long-term government contracts and major subcontracts. Skills learned and equipment purchased in support of these contracts is also utilized in domestic and international markets.

Government Contracts

  Air Force C-20 contract - By combining the technical expertise on Gulfstream aircraft gained in the acquisition of Midcoast, with the logistic support and government contract background existent at Sabreliner, the Company was able to capture the award of the seven-year Air Force C-20 contract, estimated at $200.0 million.

  Navy T-2/A-4 contract - The technical skills and equipment used in the repair of corporate aircraft were used to capture the structural airframe modification and repair requirements of this five year Navy contract, estimated at $30.0 million.

  Air Force J85 Engine contract - The Company was able to capture this contract as a result of its acquisition of the Neosho, Missouri plant, providing $25.0 million over five years.

  Army GG Rotor contract - The added capabilities, the equipment gained in the Neosho acquisition, plus additional internal investments enabled the capture of this contract, estimated at $25.0 million, including all options.

Major Subcontracts

  The   MD-10/MD-11  contracts  -  The  Company's  major
  proposal expertise combined with the technical capabilities gained in the SabreTech acquisition provided the opportunity to add a major long-term subcontract with McDonnell Douglas for the modification of airline aircraft to freighter configuration. The firm ordered value of the contracts as of June 30, 1997 exceeded $120.0 million, over approximately four years.

  The Eagle subcontracts - The Company combined the capabilities, technical background and facilities of three subsidiaries to enable the performance of this subcontract with Lockheed-Martin, valued at $14.3 million over eighteen months.

The Company intends to continue these strategies for business development; augmenting its capabilities and opportunities through acquisition, internal investment and increasing its market share by the aggressive pursuit of complementary opportunities. The Company's existing cash balances and unused credit facility can enable it to effect an immediate acquisition or investment, allowing rapid response to changing markets and new opportunities. However, there can be no assurance the Company will be successful in implementing its business development strategies or whether or when the Company will make other acquisitions.

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

The Company's involvement in the crash of ValuJet Flight 592 has led to civil lawsuits filed by many of the families of the 110 victims. The Company believes its product liability insurance coverage will be adequate to fund such legal costs (see Item 3. LEGAL PROCEEDINGS).

Although the Company has historically maintained adequate insurance coverage for such risks, and has secured coverage for the next year, there can be no assurance that such coverage will continue to be available in amounts or on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. The Company has not experienced any material uninsured loss from product liability claims and believes that its present insurance coverage is adequate to protect it against any claims to which it may be subject.

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

The corporate aviation industry is the Company's most competitive arena, with hundreds of small and large shops vying for market share. The Company's primary competitors are Atlantic Aviation, Garrett, K.C. Aviation, AVMATS, Bizjet, Duncan Aviation and other, smaller companies that perform aircraft maintenance and modification work.

The Company's competition for government contract awards includes original equipment manufacturers, incumbent contractors, small businesses, government-owned and operated depot maintenance facilities, foreign-owned and operated businesses and designated service facilities appointed by original equipment manufacturers. Excepting the UNFO asset sale contract, all major government contracts currently being performed by the Company were subject to competitive award; the Company holds no other significant sole-source contracts.

Although the commercial aviation business is subject to a smaller number of competitors due to the larger facility and capital intensive tooling requirements, competition for customer demand is still strong. Key market considerations used by the Company to differentiate its capabilities from competitors include: location for line maintenance customers, on-time delivery, accelerated turn-times, quality, reliability and support capabilities. The Company's primary competitors include: Aero Corporation, Dee Howard Company, Lockheed AeroMod, Mobile Aerospace Engineering, Pemco Aeroplex, Aeronovali, Timco, and Tramco as well as the internal maintenance operations of many of the Company's potential customers.

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

Backlog

The total contract price of undelivered firm orders by business area as of June 30, 1997 and 1996 was as follows:

                               Backlog as of June 30
                                  1997      1996
                               (Dollars in Thousands)
         Government Business     $112,058   $77,404
         Corporate Aviation        17,832     5,807
         Commercial Aviation      122,655    24,880

                                 $252,545  $108,091

Of the total backlog as of June 30, 1997, over 60% will be completed and delivered during fiscal year 1998.

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

The Company has been subject to government inquiry regarding alleged environmental wrongdoing that may have occurred at the Perryville facility. Several requests for documents concerning this matter have been received since January, 1994, most recently July, 1997. All requests for documents have been complied with or are in the process of resolution. In addition, various current and former employees have received subpoenas or notice letters identifying each as a witness, subject or target. The Company believes it has meritorious defenses to allegations of wrongdoing, if any, that may result from the investigation.

In addition to the environmental regulatory action identified above, the Company has performed internal investigations and evaluations of environmental regulatory compliance. There are three principal sites under evaluation. Total remediation costs at these sites are expected to be less than $50,000.

The Company designs and implements a system of programs and facilities for the management of its production processes and industrial waste to comply with environmental requirements. Efforts are under way to provide systematic monitoring of fuel and waste storage tanks and to upgrade certain underground storage tanks to comply with the Environmental
Protection Agency's recent directives. The Company anticipates aggregate capital expenditures made during the next four years to comply with current EPA guidelines will be less than $500,000.

The Company's handling of oxygen generators prior to the ValuJet Flight 592 crash has instigated an investigation by federal and state environmental regulatory authorities into the hazardous material handling procedures applicable to the Company's previous operations at the Miami facility. The status and any findings of these investigations has not been announced. The Company continues to cooperate fully
throughout   these   investigations  (see   Item   3.   LEGAL
PROCEEDINGS ValuJet).

Other Government Regulation

The Federal Aviation Administration (FAA) prescribes standards and licensing requirements for aircraft components and licenses component repair stations within the United States, and comparable agencies regulate such matters in other countries. The Company holds several FAA component certificates and performs component repairs at all of its operating facilities.

In  the  aftermath  of  the ValuJet  Flight  592  crash,  the
Company's   SabreTech  subsidiary  has  been   subjected   to
increased scrutiny by the FAA (see Item 3.  LEGAL PROCEEDINGS
ValuJet).

Employees

As of June 30, 1997, the Company had approximately 1,900 employees, of which approximately 1,650 were engaged in operations, including the repair and maintenance of aircraft, aircraft components and jet engines. The remaining approximately 250 employees were dedicated to sales, marketing and general administration. Approximately 15% of the Company's employees are represented by unions. In addition, the Company utilizes contract mechanics to perform work on aircraft and aircraft components within its facilities. As of June 30, 1997, the Company contracted for the services of approximately 600 contract mechanics.

Forward-Looking Information

The Company may have provided certain "forward-looking" information (as defined in the Private Securities Litigation Report Act of 1995) which may involve risk or uncertainty, including, but not limited to: future sales, earnings, margins, production levels and costs, aircraft deliveries, research and development, environmental and other expenditures, and various business trends. Actual results and trends in the future may differ materially from the projections, depending on a variety of factors.

Item 2.   PROPERTIES

The Company leases or owns an aggregate of approximately 2.0 million square feet of space. The Company believes its facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs.

The following table sets forth the Company's principal facilities and indicates the location and function of each:

              Approximate
   Location   Sq. Footage  Primary Function     Owned/Leased*

Perryville,   180,000      Airframe            Leased through
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

Cahokia,      210,000      Airframe            Various leases
Illinois                   maintenance and     through 2012
                           modification for
                           corporate
                           aviation and
                           government
                           markets.

Phoenix,      310,000      Airframe            Leased through
Arizona                    maintenance and     2004
                           modification for
                           commercial
                           aviation markets.

Goodyear,     360,000      Airframe            Leased through
Arizona                    modification for    2021
                           commercial
                           aviation markets

*  Includes all exercisable options.

Item 3.  LEGAL PROCEEDINGS

ValuJet Related

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, an employee of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators. The ValuJet ramp agent, after consultation with ValuJet's flight crew, loaded the boxes into the cargo bay of Flight 592. On August 19, 1997, the National Transportation Safety Board (NTSB) conducted its public meeting and issued an Abstract of Final Report on ValuJet Flight 592 and determined the probable causes of the accident to be (1) the failure of SabreTech to properly prepare, package, identify and track unexpended oxygen generators before presenting them to ValuJet for carriage, (2) the failure of ValuJet to properly oversee its contract maintenance program to ensure compliance with maintenance, maintenance training and hazardous materials requirements and practices and (3) failure of the Federal Aviation Administration (FAA) to require smoke detection and fire suspression systems in Class D cargo compartments. The NTSB also found that other acts and omissions by ValuJet and FAA contributed to the accident.

The FAA is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so.

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

SabreTech has filed a Complaint for Declaratory Judgment and Other Relief against ValuJet in the U.S. District Court for the Southern District of Florida. Among other things, that suit seeks indemnification for damages incurred by SabreTech in connection with the accident. ValuJet has filed an Answer and Conditional Counterclaim in the case seeking various damages. The Company's legal costs in defending against the counterclaim are funded by the Company's insurance policies. Management believes that the Company will be able to successfully defend against ValuJet's counterclaim.

Costs associated with this accident, such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits, of approximately $5.7 million were incurred in fiscal year 1997. The ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time. The Company does not know whether the continuing effects of the investigations and related lawsuits will have a material adverse effect upon the results of operations or financial condition of the Company.

Environmental

The Company has been subject to government inquiry regarding alleged environmental wrongdoing that may have occurred at the Perryville facility. Several requests for documents concerning this matter have been received since January, 1994, most recently July, 1997. All requests for documents have been complied with or are in the process of resolution. In addition, various current and former employees have received subpoenas or notice letters identifying each as a witness, subject or target. The Company believes it has meritorious defenses to allegations of wrongdoing, if any, that may result from the investigation.

Other

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

As of August 31, 1997, there were 35 shareholders of the Company's common stock.

The Company has paid one dividend in the amount of $9,932,000 in the first quarter of fiscal 1994. The Company expects to pay annual dividends as its earnings and debt convenant restrictions allow. For further information, see Note 7 of the Notes to Financial Statements on pages F11 through F13 of this report.


Item 6.  SELECTED FINANCIAL DATA
       (Dollars in thousands, except per share amounts)

                              Fiscal Years Ended June 30
                          1997     1996     1995     1994     1993
Income Statement Data
Revenue (1)             $260,944 $205,633 $120,908 $103,786 $121,174
Cost of revenue          215,476  171,045   91,867   79,626   94,464
Gross margin              45,468   34,588   29,041   24,160   26,710
Selling, general and
administrative expense    33,411   22,956   17,251   14,655   14,469

Operating income          12,057   11,632   11,790    9,505   12,241
Interest expense          13,046   11,789   11,123   11,459    4,942

Litigation settlement(2)       -        -        -    7,613        -
Other income (expense)       978      877      481       33     (111)
Income tax (expense)         366     (350)    (350)   3,651   (2,660)
   benefit
Net income (loss) before
  extraordinary loss and
  change in accounting
  principle                  355      370     798    (5,883)   4,528
Extraordinary loss on
  early debt extinguishment    -        -       -         -   (1,150)
Cumulative effect of
  change in accounting
  principle,
  postretirement benefits     -         -       -         -    (682)
Net income (loss)           $ 355   $ 370   $ 798   $(5,883)  $2,696

                              Fiscal Years Ended June 30
                           1997     1996     1995      1994    1993

Other Data
EBITDA (3)               $ 20,420 $ 24,397 $ 36,243 $ 24,024 $ 34,996
Cash flows from            24,010   10,582   20,038   11,329   32,591
  operating activities
Cash flows from           (13,789)  (7,354) (31,857)  (5,568)  (8,853)
  investing activities
Cash flows from               519     (853)    (578)  (9,617)    (486)
  financing activities
Depreciation and            7,385   11,888   23,972   22,099   22,877
  amortization(4)
Capital expenditures       11,840    4,346    3,788    5,568    6,815
Ratio of EBITDA to
  consolidated interest
  expense (5)                1.6x     2.1x     3.3x     2.1x     7.1x
Ratio of earnings to         1.0x     1.1x     1.1x      .2x     2.4x
  fixed charges

Per Share Data
Earnings Per Share
  (EPS)(6):
EPS before extraordinary
  loss and change in
  accounting principle      $0.41   $0.42    $0.91  $(6.66)    $5.24
Extraordinary loss              -       -        -       -     (1.33)
Cumulative change in
  accounting principle          -       -        -       -     (0.79)
Total earnings per          $0.41   $0.42    $0.91  $(6.66)    $3.12

Book value per share       $12.05  $11.64   $11.18  $10.33    $17.59
Cash dividends declared         -       -        -       -     11.25

Balance Sheet Data
Cash and cash             $22,994 $12,254   $9,879  $22,276   $26,132
  equivalents
Total current assets      109,377  85,326   74,279   70,257    76,126
Total assets              156,900 144,618  135,855  126,403   146,332
Total current              49,343  36,660   28,879   25,681    34,666
  liabilities
Total long-term debt,
  including current        95,613  94,915   93,214   88,630    88,510
  portion
Stockholders' equity       10,492  10,136    9,853    9,116    14,823


(1)Revenue for fiscal 1997 includes the sale of the UNFO training system assets for $36.7 million and the addition of the Turbotech Repairs, Inc. acquisition, providing $6.3 million. Fiscal 1996 revenue includes the addition of the SabreTech, Inc. acquisition made on June 30, 1995 and a full twelve months of Midcoast Aviation revenue. Revenue for fiscal 1995 includes eight months of Midcoast Aviation, Inc. acquired in November 1994. Fiscal 1994 revenues were adversely affected by the flooding of the Company's facilities in Perryville and St. Louis (see
   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

(2)The litigation settlement shown in fiscal 1994 relates to the Hannon-Armstrong financing dispute. The amount is separately identified to provide more ready comparison of fiscal year results and to adjust the 1994 fiscal year data to be more indicative of future results of operations.

(3)EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA and the ratio of EBITDA to consolidated interest expense are provided solely as supplemental disclosures as an indicator of the Company's ability to comply with the Consolidated EBITDA Coverage Ratio requirements contained in the Indenture relating to its senior notes. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP), or to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

(4)Depreciation and amortization shown in fiscal years 1993 through 1996 include the depreciation of the UNFO training system assets, placed into service in September 1991. These assets were depreciated over the base period of the contract which ended September 30, 1995.

(5)For purposes of calculating the ratio of EBITDA to interest expense, interest expense represents all interest and financing costs paid and accrued for each respective period, including capitalized interest or deferred financing fees.

   In accordance with the EBITDA coverage ratio calculation methods prescribed in the Indenture relating to the
   Company's Senior Notes, the removal of EBITDA attributable to assets sold during the measurement period would result in an adjusted coverage ratio of 2.2 times consolidated interest expense.

(6)Earnings  per share are computed using the average  number
   of   shares   of  common  stock  outstanding  during   the
   respective year, plus dilutive common stock equivalents.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Revenue. The diversity of the Company's business activities enabled growth during fiscal 1997, resulting in an increase in revenue of $55.3 million or 27% from the prior year. Government revenues increased by $52.4 million, largely due to the non-recurring sale of the UNFO training system assets, which provided $36.7 million. Excluding the one-time revenue generated by the UNFO training system asset sale, government revenues increased by 28%, reflecting the capture of new engine contracts and growth in existing logistics contracts. Corporate aviation also showed growth during fiscal 1997, providing additional revenue of $18.6 million from last year, primarily generated by the increased demand for major modifications and maintenance experienced at the Company's Midcoast Aviation subsidiary and the addition of Turbotech Repairs, Inc., which provided $6.3 million. Offsetting such growth were declines in the Company's commercial aviation business revenue of $15.5 million, caused by the adverse effects of the ValuJet crash on customer demand (see Item 3. LEGAL PROCEEDINGS), and the removal of four commercial aviation facilities from operation. Excluding these four facilities, revenue comparisons for continuing commercial aviation operations reflect a $10.6 million increase for fiscal 1997 from the previous year, primarily due to the performance of the MD-10/MD-11 subcontract.

Gross Margin. Gross margin for fiscal 1997 was $10.9 million higher than the prior year, representing a growth rate of 31%. Gross margins earned on government contracts increased by $15.8 million during the year, primarily due to the sale of the UNFO training system assets, which generated $15.6 million. Without the UNFO training system asset sale, gross margins in government contracts increased only $0.2 million, despite a growth in corresponding revenues of 28%. The $7.0 million decline in UNFO logistic revenues during fiscal 1997, resulting from the conversion from the base contract terms to the three year option contract which started October 1, 1995, was replaced with lower-margin cost reimbursable logistic contracts. During the year, the Company implemented certain tax planning strategies to reduce taxable income generated by the UNFO training system asset sale. Such actions reduced reported gross margin by $2.0 million.

Corporate aviation gross margins increased $5.7 million in fiscal 1997, due to increased business volume in major modifications at the Midcoast and Sabreliner facilities and the additional gross margin of $1.6 million generated by Turbotech Repairs, Inc., acquired in June, 1996.

Commercial aviation gross margin declined by $8.6 million from fiscal 1996, largely due to the four commercial aviation locations removed from operation. The exit of the Miami facility reduced gross margin in fiscal 1997 by $4.2 million from the previous year. The cessation of revenue generating activities at the Orlando facility reduced gross margin by $2.5 million. The sublease of the Orlando facility, starting in the first quarter of fiscal 1998, will fully mitigate the continuing operating costs attributable to Orlando for the next three years. Other commercial facilities removed from operations reduced fiscal 1997 gross margin by $1.0 million from prior year levels. Excluding the effects of these removed operations results in a same-facility gross margin decline of $0.9 million from the previous year. This decline is due to labor overruns in fixed price contracts and start-up expenses relating to the Dimension facility.

Selling, General & Administrative Expense. Selling, general and administrative expense increased in fiscal 1997 from the prior year primarily due to the increased legal and professional services relating to the ValuJet crash and increased aviation liability insurance premiums, totaling $7.8 million (see Item 3. LEGAL PROCEEDINGS). Excluding ValuJet-related effects, selling, general and administrative expenses increased by $2.7 million from the previous year. The expansion in administration staff and the new responsibilities stemming from the acquisition of Turbotech Repairs, Inc., incentive compensation and normal inflation effects account for the remainder.

Interest Expense. The increased interest expense reported for fiscal 1997 of $1.3 million reflects the Company's use of its working capital credit facility during the year.

Other  Income  (Expense).   Other  income  for  fiscal   1997
represents the gain realized on an insurance settlement received by the Company's Midcoast Aviation subsidiary.

Fiscal 1996 Compared to Fiscal 1995

Revenue. The acquisition of SabreTech and Midcoast Aviation in fiscal 1995 provided increased volume in fiscal 1996, contributing to a revenue increase of 70% from the prior year. Revenue increases attributable to these two acquisitions were $104.0 million during fiscal 1996. Without these acquisitions, the remaining business revenues would have declined by $19.3 million due to reductions in government contract revenues, primarily the UNFO program.
The conversion of the UNFO program from its base contract period, ended September 30, 1995, to its three-year option period reduced revenues by $21.5 million. Offsetting the previously anticipated decline in UNFO revenues were increases in other areas of the remaining businesses due to new contract awards.

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

Selling, General and Administrative Expense. The expansion in administration staff and the new responsibilities stemming from the acquisition of SabreTech increased selling, general and administrative expense during fiscal 1996 by $5.2 million over the preceding year. In addition, the legal and other professional costs attributed to the ValuJet crash required the recognition of $0.7 million in expense during 1996. Without these items, selling, general and administrative expense would have declined by $0.2 million from the prior year.

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

Liquidity and Financial Resources

During fiscal 1997, operating activities generated $24.0 million in cash flow. The sale of the UNFO training system
assets   provided  $36.7  million  in  cash,  before   taxes.
Offsetting  cash  provided  by  the  UNFO  asset  sale   were
increased working capital investments made for the MD-10/MD-11 subcontract at the Goodyear facility, totaling $5.1
million;   the  addition  of  engine  component   inventories
totaling $6.9 million; working capital investments required to support the increased business volume experienced in corporate aviation and ValuJet related expense (see Item 3. LEGAL PROCEEDINGS). Capital expenditures for fiscal 1997 required $11.8 million in cash. The facility enhancements made at the Goodyear location to enable performance in the MD-10/MD-11 subcontract accounted for $5.9 million in capital
expenditures.   Engine test cell improvements and  equipment,
the initial payments to construct a new hangar at the Midcoast facility and on-going equipment replacement account
for  the  remainder.   After deducting other  investment  and
financing activities, the remaining cash balance at June 30, 1997 was $23.0 million.

The Company's cash balance increased during fiscal 1996 by $2.4 million, resulting in an ending cash balance as of June 30,1996 of $12.4 million. Earnings before depreciation and amortization added $12.3 million during the year, offset by increases in working capital of $1.7 million, capital expenditures of $4.3 million, and acquisitions of $3.0 million. Also reducing cash generated by earnings were debt repayments and treasury stock purchases, totaling $0.9 million.

In the next year, the Company expects to complete its investment in facility enhancements at the Dimension and Midcoast facilities, requiring approximately $9.0 million during fiscal year 1998. In addition to these investments, the Company expects to make other smaller investments in tooling, equipment and capabilities of its existing business to permit continued expansion within the growing markets of corporate and commercial aviation and to enable the capture of new government contracts. The Company also intends to continue strategic business development through acquisition and internal growth. The current cash balance and the unused $35.0 million credit facility provides ample resources for an immediate acquisition. However, there can be no assurances the Company will be successful in implementing such an acquisition, or whether or when the Company will make any acquisitions.

The Company has recently amended its revolving credit facility agreement to establish new covenants requirements, and to extend the revolving credit agreement. The Company believes the amended revolving credit agreement and continuing operating cash flows will provide adequate capital resources to meet future cash requirements.

The Corporation had an overall net deferred tax asset of approximately $2.7 million at June 30, 1997. Management believes it is more likely than not the deferred tax asset will be realized through tax-planning strategies, through future reversals of existing temporary taxable differences against existing deductible differences and through projections of taxable income in future periods.

Forward-Looking Information

The Company may have provided certain "forward-looking" information (as defined in the Private Securities Litigation Report Act of 1995) which may involve risk or uncertainty, including, but not limited to: future sales, earnings, margins, production levels and costs, aircraft deliveries, research and development, environmental and other expenditures, and various business trends. Actual results and trends in the future may differ materially from the projections, depending on a variety of factors.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Sabreliner Corporation and Notes to Consolidated Financial Statements appear on pages F7 through F19 of this report.


Item 9.  CHANGES  IN AND DISAGREEMENTS WITH  ACCOUNTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The   following   table   sets  forth  certain   biographical
information with respect to Directors and Executive Officers of the Company.

       Name                Positions Held            Age

F. Holmes Lamoreux  Chairman of the Board of          55
                    Directors,
                    President and Chief Executive
                    Officer

Jerry L. Leath      Executive Vice President and      56
                    Chief Operating Officer

Rodney E. Olson     Senior Vice President-Finance     42
                    and Corporate Development and
                    Chief Financial Officer

Gene L. Harbula     Senior Vice President-Corporate   50
                    Marketing
                    and  Communications

Thomas F. Derieg    Group Vice President-Commercial   57
                    Aviation

Bob D. Hanks        Group Vice President              57

Susan S. Aselage    Director, Vice President-         42
                    Secretary and Assistant
                    Treasurer

Gail B. Johnson     Vice President-Assistant          59
                    Secretary and Administrative
                    Assistant

Arthur H. Fredston  Director                          68

Mary B. Harmon      Director                          49

F. Holmes Lamoreux has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since before 1992. He is also a partner in Wolsey & Co. Mr. Lamoreux is a Director of General Aviation Manufacturers Association and a Trustee of The Hill School in Pottstown, Pennsylvania.

Jerry L. Leath has served as Executive Vice President and Chief Operating Officer since September, 1994. Prior to rejoining the Company, Mr. Leath served as Vice President, Administration of Figgie International, Inc. since 1992. Prior to that he had served as Vice President, Administration for the Company.

Rodney E. Olson has served as Senior Vice President-Finance and Corporate Development and Chief Financial Officer since September, 1994. Mr. Olson joined the Company in June, 1992 as Vice President, Finance/Administration and Chief Financial Officer. Prior to joining the Company, Mr. Olson was a Senior Manager with the accounting firm of Ernst & Young.

Gene L. Harbula has served as Senior Vice President-Corporate Marketing and Communications since June, 1997. Mr. Harbula had served as Vice President, Government Marketing and Corporate Communications since September, 1995, and as Vice President, Corporate Development from before 1992.

Thomas F. Derieg has served as Group Vice President-Commercial Aviation since 1997. Prior to joining the Company Mr. Derieg served as Senior Vice President of Operations for America West Airlines, Inc. from 1994 to 1996. Prior to that he served as Senior Vice President of Operations for Aloha AirGroup, Inc.

Bob  D. Hanks has served as Group Vice President since  June,
1997.   Mr. Hanks had served as the Company's Vice President-
Operations  since June, 1995. Mr. Hanks had  served  as  Vice
President- Engineering since before 1992.

Susan S. Aselage has been a Director of the Company and its Vice President-Secretary and Assistant Treasurer since before
1992.  She is a Trustee of the Aircraft Builders Council.

Gail  B.  Johnson has been Vice President-Assistant Secretary
and  Administrative  Assistant since  September,  1995.   Ms.
Johnson  had  been  Assistant  Secretary  and  Administrative
Assistant from before 1992.

Arthur H. Fredston has been a Director of the Company since before 1992. Mr. Fredston has also been a partner in the law firm Winthrop, Stimson, Putnam & Roberts since before 1992. Mr. Fredston is also a co-trustee of a trust which holds all of the common stock beneficially owned by Mr. Lamoreux. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" below.

Mary B. Harmon became a Director of the Company in 1992.  Ms.
Harmon is a private investor residing in Florida, and is Chairman of the Board of Directors and Senior Officer of Thames Pharmacal Co., Inc.

Directors of the Company hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company are elected by and serve at the discretion of the Board of Directors of the Company.

Item 11.   EXECUTIVE COMPENSATION

The  following table sets forth information with  respect  to
the   Chief  Executive  Officer  and  the  four  most  highly
compensated executive officers of the Company for the year ended June 30, 1997.

                     Summary Compensation Table

        Name and                                   Options  All Other
   Principal Position       Year Salary   Bonus    Granted  Compensation(1)

F. Holmes Lamoreux          1997 $400,000 $  -        -       $15,450
Chairman of the Board of    1996  346,643    -        -        14,730
Directors, President and    1995  320,000    -        -        12,977
Chief Executive Officer

Jerry L. Leath, Executive   1997  193,180  100,000    -        12,660
Vice President and Chief    1996  184,698    -      5,000      12,551
Operating Officer           1995  139,028  65,000   5,000      73,696(2)

Rodney E. Olson, Senior     1997  143,737  65,000     -        10,400
Vice President- Finance     1996  137,583    -      4,500      10,820
and Corporate Development   1995  125,833  65,000   3,000       9,092
and Chief Financial Officer

Bob D. Hanks, Group Vice    1997  121,583  50,000     -         9,706
President                   1996  106,625    -        -        11,427
                            1995   97,825  40,000     -        44,223(3)

Gene L. Harbula, Senior     1997  112,600  95,000   2,500       6,414
Vice President- Corporate   1996  106,349    -        -         7,583
Marketing and               1995  103,257  50,000     -         4,465
Communications

(1) Represents 401(k) plan payments (including matching, profit sharing and discretionary contributions) and term life insurance premiums. For fiscal year 1997, 401(k) plan payments were $10,500 for F. Holmes Lamoreux, $10,500 for Jerry L. Leath, $10,062 for Rodney E. Olson, $6,000 for Gene L. Harbula and $8,511 for Bob D. Hanks. Term life insurance premiums for fiscal year 1996 were $4,950 for F. Holmes Lamoreux, $2,160 for Jerry L. Leath, $338 for Rodney E. Olson, $1,196 for Bob D. Hanks and $414 for Gene L. Harbula.
(2)    Includes moving allowance of $65,590.
(3)    Includes moving allowance of $35,780.

Stock Option Plans

The Company currently maintains a stock option plan, pursuant to which options to purchase shares of common stock are outstanding or available for future grant. The plans are administered by the Company's Board of Directors. No member of the Board of Directors receives awards under the plans.

Set forth in the following tables is summary information regarding stock options granted in 1997 and stock options exercised during 1997 and outstanding at June 30, 1997 for each of the executive officers listed in the Summary Compensation Table.

                   Options Granted in 1997

                                                         Potential Realizable
                                                            Value at Assumed
                                                            Annual Rates
                                                            of Stock Price
                                                            Appreication
                 Individual Grants                          for Option Term

              Number      % ofTotal
                of        Options
              Securities  Granted to   Exercise
              Underlying  Employees    Price      Expriation
   Name       Options     in 1997      ($/Share)  Date         5%($) 10%($)

F. Holmes       -            -          $  -          -        $ -    $  -
  Lamoreux
Jerry L.        -            -             -          -          -       -
  Leath
Rodney E.       -            -             -          -          -       -
  Olson
Bob D.          -            -             -          -          -       -
  Hanks
Gene L.       2,500         38%          15.00    5/29/2007   23,584  59,765
Harbula

         Aggregated Stock Options Exercised in 1997
       and Unexercised Option Values at June 30, 1997

                                   Number of
                                  Securities        Value of
              Shares              Underlying       Unexercised
            Acquired    Value     Unexercised      In-the-Money
                on    Realized     Options at       Options at
   Name     Exercise     ($)     June 30, 1997    June 30, 1997
               (#)                    (#)              ($)
                                 Exercisable(E)/  Exercisable(E)/
                                 Unexercisable(U) Unexercisable(U)

F. Holmes        -      $ -             -           $    -
  Lamoreux
Jerry L.        100       0        6,150   E         22,821 E
  Leath                            3,750   U         11,925 U
Rodney E.        -        -        4,500   E         15,840 E
  Olson                            3,000   U          9,030 U
Bob D.           -        -            -                -
  Hanks
Gene L.          -        -        2,500 U               0 U
  Harbula

Compensation of Directors

Directors of the Company are compensated for their services as directors. Each director of the Company receives $24,000 annually in respect of his or her services as director, and is reimbursed for ordinary and necessary expenses in attending Board meetings.

Employment Contracts and Termination of Employment and
Change of Control Arrangements

The Company's executive officers (other than Mr. Lamoreux, Mr. Derieg and Ms. Aselage) have entered into agreements with the Company regarding arrangements in an event of a sale or a merger of the Company (the "Change of Control Arrangements"). In the event of a sale or merger of the Company, each such person will be entitled to a bonus equal to six months of such person's salary at such time. Such bonus will be paid in a lump sum one month after the date of the sale or merger if the individual remains with the Company through the date of sale. An additional bonus amounting to six months salary will be paid to each such person one year from the date of sale if employment continues and such person does not voluntarily terminate employment before the one-year anniversary date. In addition to regular severance compensation, a separation allowance (the "Separation Allowance") will be paid if employment is terminated subsequent to the sale or merger. The Separation Allowance amounts to six months salary, which will be paid over a six month period beginning 30 days after the date of the sale or merger, or upon termination of employment by the buyer of the Company. However, the Separation Allowance will not be paid if a buyer of the Company terminates the employment for cause.

Amounts payable as of June 30, 1997, in scenarios discussed above with respect to officers listed in the Summary Compensation Table would be $194,740 for Mr. Leath, $144,664 for Mr. Olson, $150,000 for Mr. Hanks and $150,000 for Mr. Harbula. The remaining eligible executive officers would be paid an aggregate of $93,600.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
          AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's common stock as of August 31, 1997, by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock of the Company, (ii) each director who owns shares of common stock
(iii) for the Chief Executive Officer and the four most highly compensated officers and (iv) all directors and officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned by him or her.

       Name and Address       Number of     Percent of
                                Shares        Total

    F. Holmes Lamoreux        462,458(1)     53.1%(1)
    Sabreliner Corporation
    Pierre Laclede Center,
    Suite 1500
    7733 Forsyth Blvd.
    St. Louis, MO  63105-
    1821

    Mary B. Harmon, as        187,873        21.6%
    personal representative
    of the estate of
    Douglas A. Harmon
    1447 Tahiti Dr.
    Sanibel, FL 33957

    G.S. Beckwith Gilbert     100,000        11.5%
    104 Field Point Road
    Greenwich, CT  06830

    Susan S. Aselage           28,903         3.3%

    Jerry L. Leath              8,750         1.0%

    Rodney E. Olson             8,875         1.0%

    Bob D. Hanks                9,000         1.0%

    Gene L. Harbula             5,000         0.6%

    Arthur H. Fredston        462,458(1)     53.1%(1)
    Winthrop, Stimson,
    Putnam & Roberts
    One Battery Park Plaza
    New York, NY 10004-1490

    All directors and         818,484(2)     92.3%
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

(2) Includes 14,150 exercisable options and 2,000 options exercisable within 60 days of August 31, 1997.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  Company  retained  the law firm  of  Winthrop,  Stimson,
Putnam  &  Roberts during fiscal 1997 and  1996.   Arthur  H.
Fredston, a director of the Company, is a partner in such firm.


                           PART IV

Item 14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
      REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                     Page
  (1) Financial Statements:                          Number
                                                     in this
                                                     Report

      Report of Independent Auditors                    F1

      Consolidated Balance Sheets - as of June 30,    F2-F3
      1997 and 1996.

      Consolidated Income Statements - Years ended     F4
      June 30, 1997, 1996 and 1995.

      Consolidated Statements of Stockholders' Equity   F5
      - Years ended June 30, 1997, 1996 and 1995.

      Consolidated Statements of Cash Flows - Years     F6
      ended June 30, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements.     F7-F19

  (2)  Financial Statement Schedules:

      No schedules have been filed since either they are not required, they are not applicable, or the required information is shown in the Consolidated Financial Statements or in Notes to Consolidated Financial Statements.

  (3) Exhibits:

       Exhibit                   Description
        Number

         3(1) Certificate of Incorporation of Sabreliner Corporation dated June 15, 1983 (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16,
                  1993)

         3(2)     Certificate of Amendment of the
                  Certificate of Incorporation of Sabreliner
                  Corporation dated July 27, 1984 (Filed
                  with the Registration Statement on Form S-
                  4, Registration Number 33-67422, by
                  Sabreliner Corporation on  August 16,
                  1993)

         3(3)     Certificate of Amendment of the
                  Certificate of Incorporation of Sabreliner
                  Corporation dated September 4, 1986 (Filed
                  with the Registration Statement on Form S-
                  4, Registration Number 33-67422, by
                  Sabreliner Corporation on  August 16,
                  1993)

         3(4) By-laws of Sabreliner Corporation (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16,
                  1993)

         4(1)     Indenture dated as of June 25, 1993
                  between Sabreliner Corporation and IBJ
                  Schroder Bank & Trust Company, as Trustee,
                  with respect to Sabreliner Corporation's
                  12 1/2% Senior Notes due 2003, Series A, and Sabreliner Corporation's 12 1/2% Senior Notes due 2003, Series B (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by
                  Sabreliner Corporation on  August 16,
                  1993)

         4(2) Purchase Agreement dated as of June 18, 1993 between Sabreliner Corporation and each Purchaser referred to therein relating to the Units referred to therein, in the form executed by each Purchaser (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16,
                  1993)

         4(3) Registration Rights Agreement dated as of June 25, 1993 among Sabreliner Corporation and the purchasers of Sabreliner Corporation's 12 1/2% Senior Notes due 2003, Series A (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993)

         4(4) Warrant Agreement dated as of June 25, 1993 between Sabreliner Corporation and IBJ Schroder Bank & Trust Company, as Warrant Agent, with respect to Sabreliner Corporation's Warrants to purchase 1.1111 shares of its Common Stock (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16,
                  1993)

         4(5) Amended and Restated Financing Agreement dated as of September 25, 1997 among The Lenders From time to Time Parties to this Agreement, Star Bank, N.A., and Sabreliner Corporation, Midcoast Aviation, Inc., Midcoast-Little Rock, Inc., SabreTech, Inc., Dimension Aviation, Inc. and Turbotech Repairs, Inc.

         9 Voting Trust Agreement dated March 25, 1993, between F. Holmes Lamoreux and Arthur H. Fredston, as voting trustee, relating to 462,458 shares of Sabreliner Corporation's Common Stock held by a trust of which Mr. Lamoreux is the sole beneficiary (Filed with the Registration Statement on Form S-4, Registration Number 33-67422, by Sabreliner Corporation on August 16, 1993)

         10(1)    Undergraduate Naval Flight Officers
                  Contract with the United  States Navy
                  awarded to Sabreliner Corporation on March
                  6, 1990 (Filed with the Registration
                  Statement on Form S-4, Registration Number
                  33-67422, by Sabreliner Corporation on
                  August 16, 1993)

         10(2) C-20 Contractor Logistics Support Contract with the United States Air Force awarded to Sabreliner Corporation July 21, 1995 (filed with Form 10-K Registration Number 33-67422, by Sabreliner Corporation on September 28, 1995)

         10(3)    Modification Services Agreement Between
                  McDonnell Douglas Corporation and
                  Dimension Aviation, Inc. to perform
                  modifications on certain DC-10 aircraft
                  awarded to Sabreliner on February 14,
                  1997.

         10(4)    Modification Services Agreement Between
                  McDonnell Douglas Corporation and
                  Dimension Aviation, Inc. to perform
                  modifications on certain MDC Tri-Jet
                  aircraft awarded to Sabreliner on February
                  14, 1997.

         10(5)    Sublease Agreement dated June 25, 1990
                  between Pegasus I, L.P., as sublessor,
                  and Sabreliner Corporation as sublessee
                  (Filed with the Registration Statement on
                  Form S-4, Registration Number 33-67422,
                  by Sabreliner Corporation on  August 16,
                  1993)

         10(6) Lease Agreement dated December 17, 1986, as amended February
                  7, 1990, June 25, 1990 and April 17, 1995
                  between Sabreliner Corporation, as lessee, and the City of Perryville, Missouri, as lessor (filed on Form 10-K, Registration Number 33-67422, by Sabreliner Corporation on September 27, 1996).

         10(7)    Lease Agreement dated July 28, 1992,
                  between Midcoast Aviation, Inc., as
                  lessee, and the Bi-State Development
                  Agency of the Missouri-Illinois
                  Metropolitan District, as lessor, for two
                  parcels east of hangar 9 at St. Louis
                  Downtown-Parks Airport (filed with Form
                  10-K Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         10(8)    Lease Agreement dated March 23, 1984, as
                  amended April 20, 1990, and July 2, 1990,
                  between Midcoast Aviation, Inc., as
                  lessee, and the Bi-State Development
                  Agency of the Missouri-Illinois
                  Metropolitan District, as lessor, for
                  8.33 acres of land located at St. Louis
                  Downtown-Parks Airport (filed with Form
                  10-K Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         10(9)    Lease Agreement dated June 1, 1984,
                  between Midcoast Aviation, Inc., as
                  lessee, and the Bi-State Development
                  Agency of the Missouri-Illinois
                  Metropolitan District, as lessor, for
                  hangar 12 located at St. Louis Downtown-
                  Parks Airport (filed with Form 10-K
                  Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         10(10)   Lease Agreement dated November 7, 1979,
                  as amended February 9, 1981, April 20,
                  1990, July 1, 1990, and November 22,
                  1994, between Midcoast Aviation, Inc., as lessee, and the Bi-State Development
                  Agency of the Missouri-Illinois
                  Metropolitan District, as lessor, for
                  hangar 7 land and building located at St.
                  Louis Downtown-Parks Airport  (filed with
                  Form 10-K Registration Number 33-67422,
                  by Sabreliner Corporation on September
                  28, 1995)

         10(11)   Contract for Provision of Line Service
                  dated August 1, 1988 as amended May 8,
                  1991, between Midcoast Aviation, Inc., as operator, and the Bi-State Development
                  Agency of the Missouri-Illinois
                  Metropolitan District, as agency, located at St. Louis Downtown-Parks Airport
                  (filed with Form 10-K Registration Number
                  33-67422, by Sabreliner Corporation on
                  September 28, 1995)

         10(12)   Terminal Building Lease Agreement, dated
                  December 4, 1991, between Midcoast
                  Aviation, Inc., as lessee, and the Bi-
                  State Development Agency of the Missouri-
                  Illinois Metropolitan District, as
                  lessor, located at St. Louis Downtown-
                  Parks Airport   (filed with Form 10-K
                  Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         10(13)   Lease Agreement dated March 1, 1985, as
                  amended May 16, 1988, June 5, 1989, July
                  15, 1992, September 28, 1992 and November
                  30, 1994, between DynAir Tech, Inc., as
                  lessee, and City of Phoenix, as lessor,
                  located at Phoenix Sky Harbor
                  International Airport  (filed with Form
                  10-K Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         10(14)   Stock Purchase Agreement Between
                  Sabreliner Corporation and Trans World
                  Airlines, Inc. dated as of October 31,
                  1994 (filed on Form 10-Q, Registration
                  Number 33-67422, by Sabreliner
                  Corporation on November 14, 1994)

         10(15)   Stock Purchase Agreement Among Sabreliner
                  Corporation, DynCorp and DynCorp Aviation
                  Services, Ind. dated as of June 30, 1995
                  (filed on Form 8-K, Registration Number
                  33-67422, by Sabreliner Corporation on
                  July 14, 1995)

         10(16)   1994 Stock Option Plan of Sabreliner
                  Corporation  (filed with Form 10-K
                  Registration Number 33-67422, by
                  Sabreliner Corporation on September 28,
                  1995)

         21       Subsidiaries of Registrant

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

(c) Exhibits Filed

  A listing of exhibits required to be filed is given in the Sequential Exhibit Index.

(d) Financial Schedules

  The information regarding Financial Statement Schedules in this item is provided in Item 14 (a) 1 and 2.



               Report of Independent Auditors

The Board of Directors and Stockholders
Sabreliner Corporation

We have audited the accompanying consolidated balance sheets of Sabreliner Corporation as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of Sabreliner Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabreliner Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                              /s/ Ernst & Young LLP


September 5, 1997
St. Louis, Missouri

                 CONSOLIDATED BALANCE SHEETS

                                                June 30
                                          1997          1996
                                         (In Thousands Except
                                                 Share
                                          and Per Share Data)
Assets

Current assets:
  Cash and cash equivalents             $22,994       $12,254
  Accounts receivable:
    Commercial (net of allowances of
      $550 in 1997 and $962 in 1996)     17,504        21,619
    Government                           12,448         7,733
  Inventories                            31,542       24,669
  Contracts in process (net of customer
    advances and progress payments of
    $15,143 in 1997 and $10,940
    in 1996)                             20,192        11,917
  Income taxes receivable                     -         1,927
  Deferred tax asset                      2,958         3,310
  Prepaid expenses                        1,739         1,897
Total current assets                    109,377        85,326
Property and equipment (net of
  accumulated depreciation of $21,286    37,882        48,311
  in 1997 and $96,235 in 1996)
Goodwill (net of amortization of $590
  in 1997 and $239 in 1996)               4,843         4,984
Deferred financing costs and other        4,798         5,997
  assets
Total assets                           $156,900      $144,618


                                                  June 30
                                            1997          1996
                                           (In Thousands Except
                                         share and Per Share Data)
Liabilities  and stockholders' equity

Current liabilities:
  Accounts payable                        $24,997       $20,152
  Accrued compensation                      7,068         6,389
  Customer deposits                         5,588           238
  Other accrued liabilities                 8,662         4,706
  Accrued interest expense                  1,946         1,959
  Royalties payable                           332         2,300
  Current portion of long-term debt           750           916
Total current liabilities                  49,343        36,660

Long-term debt and capital leases          94,863        93,999
Other long-term liabilities                 1,990         2,000
Deferred income taxes                         212         1,823

Stockholders' equity (shares and par
value as stated):

  Common stock, $.01 par value,
    2,000,000 shares authorized; 955,750       10            10
    shares issued
  Additional paid-in capital                2,056         2,056
  Retained earnings                         9,432         9,077
                                           11,498        11,143

  Less treasury stock, at cost (84,816
    shares in 1997; 84,916 shares in
    1996)                                  (1,006)      (1,007)
Total stockholders' equity                 10,492       10,136
Total liabilities and stockholders'      $156,900     $144,618
  equity

See accompanying notes.

               CONSOLIDATED INCOME STATEMENTS

                                     Year ended June 30
                                 1997        1996       1995
                               (In Thousands Except Share and
                                       Per Share Data)

Net revenue                   $260,944    $205,633   $120,908
Cost of revenue                215,476     171,045     91,867
Gross margin                    45,468      34,588     29,041

Selling, general and
administrative expense          33,411      22,956     17,251

Operating income                12,057      11,632     11,790

Other income (expense):
  Interest                     (13,046)    (11,789)   (11,123)
  Other                            978         877        481

                               (12,068)    (10,912)  (10,642)

Earnings (loss) before            (11)         720     1,148
income taxes

Income tax (expense) benefit      366         (350)    (350)

Net income                    $   355      $  370     $  798
Earnings per share data
Net income                    $  0.41      $  0.42     $ 0.91

Average number of common and
common equivalent shares
Outstanding                    873,648     872,491    881,084


                   See accompanying notes.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        JUNE 30, 1997

                          Number of Shares
                          Common     Treasur
                           Stock        y
                                      Stock

Balances at June 30,      955,750    72,916
1994
  Treasury stock              -      5,000
    purchased
  Net income                  -          -
Balances at June 30,      955,750    77,916
1995
  Treasury stock              -
    purchased                         7,000
  Net income                  -          -
Balances at June 30,      955,750    84,916
1996
  Treasury stock sold         -       (100)
  Net Income                  -          -
Balances at June 30,      955,750    84,816
1997

                                  Amounts (In Thousands)
                          Common     Paid-In    Retained   Treasury
                           Stock     Capital     Earning    Stock

Balances at June 30,     $  10       $2,056     $7,909    $ (859)
1994
  Treasury stock             -           -          -        (61)
   purchased
  Net income                 -           -        798          -
Balances at June 30,        10       2,056      8,707       (920)
1995
  Treasury stock             -           -          -        (87)
    purchased
  Net income                 -           -        370          -
Balances at June 30,        10       2,056      9,077     (1,007)
1996
  Treasury stock sold        -           -          -          1
  Net Income                 -           -        355          -
Balances at June 30,     $  10       $2,056     $9,432    $(1,006)
1997

See accompanying notes.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year ended June 30
                                  1997       1996      1995
                                 (In Thousands Except Share
                                     and Per Share Data)
Operating Activities
Net income                      $   355     $   370     $  798
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation                  6,152      11,078     23,664
    Amortization                  1,233         810        308
  Changes in assets and
  liabilities:
    Accounts receivable            (685)     (4,183)     12,089
    Inventories                  (6,888)      1,399      (1,524)
    Contracts in process         (8,250)     (2,041)     (2,704)
    Prepaid expenses and other   16,482         545      (1,033)
      assets
    Accounts payabl e             4,875       6,183      (6,110)
    Customer deposits             5,350      (1,248)        (40)
    Deferred contract revenue        -         (904)     (3,806)
      and cost
    Accrued liabilities           4,484      (1,600)     (1,484)
    Accrued income taxes            902         173        (120)
Total adjustments                23,665      10,212      19,240
Net cash provided by             24,010      10,582      20,038
operating activities

Investing activities
Capitalized expenditures        (11,840)     (4,346)    (3,788)
Acquisitions, net of cash        (1,949)     (3,008)   (28,069)
  acquired
Net cash used in investing      (13,789)     (7,354)  (31,857)
  activities

Financing activities
Principal payments on long-       (939)        (600)    (170)
  term borrowings
Debt issuance costs                  -         (166)    (347)
Sale of treasury stock               1            -        -
Purchase of treasury stock           -          (87)     (61)
Other long term borrowings       1,457            -        -
Net cash provided (used) by        519         (853)    (578)
  financing activities

Increase (decrease) in cash     10,740        2,375  (12,397)
Cash and cash equivalents at    12,254     9,879      22,276
  beginning of year
Cash and cash equivalents at    $22,994    $12,254   $ 9,879
  end of year

Supplemental cash flow
information
 Interest paid                  $12,657    $11,775    $11,794

 Taxes paid                     $   266    $    63    $ 1,970

Capitalized expenditures and debt proceeds shown in 1995 exclude capital leases of $1.2 million.
See accompanying notes.

         Notes to Consolidated Financial Statements
       (In Thousands Except Share and Per Share Data)
                        June 30,1997

1.   Nature of Business

Sabreliner is a diversified aerospace company, providing services in airframe maintenance and modification, gas turbine engine overhaul and repair, aircraft systems upgrades and refurbishments, fleet logistics support and other aerospace products and services for commercial, corporate and government aviation markets. During fiscal 1997, 41% of the Company's revenue was provided by government aviation, 33% was provided by corporate aviation and the remaining 26% was provided by the commercial aviation business.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the assets, liabilities and operations of Sabreliner Corporation and its wholly-owned subsidiaries, Midcoast Aviation, Inc., SabreTech, Inc. Dimension Aviation, Inc. and Turbotech Repairs, Inc. Intercompany items and transactions have been eliminated in the preparation of these statements, including unrealized intercompany profits and losses.

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

Revenue Recognition

Revenues on contracts are recognized under the percentage of completion method. Progress is based on contract costs incurred to date compared to total estimated contract costs or man-hours incurred to date compared to total estimated man-hours. Earnings expectations are based upon estimates of contract values and costs. Contracts in process are reviewed on a periodic basis with adjustments to revenues and earnings made in the current accounting period based upon revisions in contract value and estimated costs at completion. Provisions for estimated losses on contracts are recorded when identified.

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

Long-Lived Assets

Property and equipment are stated at acquisition cost. Significant additions or improvements which extend asset lives are capitalized; repair and maintenance costs are expensed as incurred. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter. Equipment is depreciated over the estimated useful life of each asset, ranging from three to ten years. Buildings are depreciated over a 30-year life span. All depreciable property and equipment are depreciated using the straight-line method.

The Company has recorded goodwill arising out of purchase cost in excess of fair value of tangible assets acquired in the purchase of Midcoast Aviation, Inc. and SabreTech, Inc. Goodwill is amortized on a straight-line basis over 15 years.

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

3.   Acquisitions

On June 27, 1996, the company paid $1.0 million to acquire 100% of the outstanding stock and retire outstanding debt owed investors of Turbotech Repairs, Inc., an engine component repair and authorized maintenance center for certain engine manufacturers. During fiscal 1997, the
Company was required to make full payment on certain revolving term and trade credit facilities initiated by Turbotech prior to the acquisition of $1.6 million, resulting in a total purchase price of $2.6 million, exclusive of mortgage debt kept in place of $1.4 million. Total assets as of the date of acquisition were $5.1 million. No goodwill was recorded.

On May 23, 1996, the Company acquired the tooling, inventories and license for the AlliedSignal TFE 731 engine heavy maintenance product line from UNC-Airwork for $1.2 million. Payments for the tooling and license of $0.5 million were made during fiscal 1996; remaining amounts owed for inventories of $0.7 million are due in fiscal 1998. No goodwill was recorded.

On June 30, 1995, the Company acquired the DynAir Companies, now known as SabreTech, Inc. A base purchase price of $12.8 million was paid during fiscal 1995, subject to an adjustment in working capital asset values and continuing purchase costs of $1.5 million, paid in fiscal 1996. In addition to this base purchase price, the purchase price includes contingent payments of 10% of SabreTech's annual revenues in excess of $60 million reported for the Company's fiscal years 1996 and 1997. Contingent payments, totaling $2.2 million, were paid during fiscal year 1997. Goodwill recognized as a result of the acquisition is recorded at $3.3 million as of June 30, 1997.

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

In the ordinary course of business, the Company's contracts with its customers are subject to post-sale adjustments and contractual disputes, claims, and revisions. Although there can be no assurance that such actions will not effect reported results, it is the opinion of management that all outstanding contractual actions will be resolved without material adverse effect on the Company's financial position or results of operations.

Foreign revenues amounted to approximately $19,189 in 1997, $14,279 in 1996, and $5,945 in 1995.

Contract revenues from U.S. Government agencies amounted to approximately $108,000 in 1997, $55,600 in 1996, and $73,600 in 1995. The largest of these contracts is the Undergraduate Naval Flight Officer Training contract (UNFO). Contract revenues for UNFO accounted for approximately $52,500 in 1997, $22,800 in 1996, and $44,300 in 1995.

During   fiscal   1997,  McDonnell  Douglas  accounted   for
approximately  $17,800  in  commercial  aviation   revenues.
Fiscal 1996 revenue provided by McDonnell Douglas was $21,300.

5.   Inventories

Inventories consist of the following categories:

                                          June 30
                                     1997         1996

Aircraft parts                     $28,839      $22,105
Assembly parts in process            1,403        1,419
Aircraft held for resale             1,300        1,145
                                   $31,542      $24,669

6.   Property and Equipment

The major categories of property and equipment consist of the following:

                                           June 30
                                      1997         1996
Land and buildings                  $ 4,145       $4,053
Leasehold improvements               18,024       17,299
Machinery and equipment              17,140       11,539
Tools, dies and jigs                  4,639        4,243
Furniture and other equipment         9,039        4,797
Service contract assets                   -       99,118
                                     52,987      141,049
Less accumulated depreciation       (21,286)     (96,235)

                                     31,701       44,814
Construction-in-progress              6,181        3,497
                                    $37,882      $48,311

Service contract assets balances reflect the sale of the UNFO assets during fiscal 1997.

7.   Long-Term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

                                           June 30
                                      1997         1996
12.5% Senior Notes Due in 2003      $88,920      $88,740
Revolving credit                         -            -
Mortgage notes                       3,829        4,054
Executive insurance policies         1,457            -
Capital leases                       1,011        1,189
Other                                  396          932
                                    95,613       94,915
Less current portion                  (750)        (916)

                                   $94,863      $93,999
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

The Notes, which are publicly registered, are senior, unsecured obligations of the Company and rank "pari passu"
in right of payment with all other existing and future unsecured senior indebtedness of the Company, and are senior in right of payment to all existing and future subordinated obligations. Interest on the Notes is payable semi-annually.

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

Revolving Credit

The Company has a secured revolving credit and letter of credit facility. The Company has available, on a discretionary basis, the lesser of $35.0 million or the amount determined under a borrowing base formula, secured by inventory, accounts receivable and general intangibles. Included in this credit agreement are covenants which require the Company to maintain certain interest coverage, equity values, and other performance criteria throughout the term of the financing agreement. The credit agreement expires February, 2001, and is subject to interest determined at the prime rate, plus 1.25%.

Mortgage Notes

The Company kept in place a mortgage note as part of its acquisition of Midcoast Aviation, Inc. The mortgage is secured by leasehold improvements at the St. Louis Downtown Parks facility. The interest rate on this note is fixed for three year periods throughout the note's life, using one-half percent over the bank's prime rate. The current rate, until the next adjusting period, starting January 1998 is 8.75%. The monthly payment, fixed for a term coinciding with interest rate redetermination, is $34. The Note matures on December 26, 1999.

As part of its acquisition of Turbotech Repairs, Inc., the Company kept in place two mortgage notes totaling $1.4 million, secured by real property and buildings. The largest of these notes has a loan balance of $782. The interest rate on the note is equal to the bank's CD rate plus two percent. The principal portion of the monthly payment is a fixed amount and the Note matures on March 1, 2005. The remaining mortgage is owed to the Small Business Administration. The interest rate on this note is fixed at 7.7% per annum and the note matures on June 1, 2015. Combined monthly payments made under these mortgages, estimated under current interest rates are $13.

Capital Leases

The Company has entered into capital leases for the purchase of mainframe information systems, machinery and equipment and vehicles. As of June 30, 1997, these assets (included in property and equipment) totaled $1,274, net of accumulated depreciation of $67. Annual lease payments under capital leases for the years ended June 30, 1998 through 2002, are $438, $422, $333, $150 and $65, respectively.

Aggregate maturities of long-term borrowings and capital leases are as follows:

                      1998         $   750
                      1999             691
                      2000             549
                      2001             405
                      2002             368
                      Thereafter    92,850
                                   $95,613

8.   Lease Commitments, Rent Expense and Rental Revenues

The Company has lease commitments (both income and expense) expiring at various dates, principally for real property and equipment. Income leases are primarily subleases and offset lease commitments.

Future minimum lease payments and rental revenues under noncancellable, operating leases are as follows:

                         Total        Total         Net
                         Lease       Income      Commitmen
                       Payments      Leases         ts
Years Ended June 30
1998                   $ 4,326     $(1,575)      $ 2,751
1999                     4,204        (340)        3,864
2000                     3,483        (112)        3,371
2001                     3,284        (112)        3,172
2002 and thereafter     13,137         (58)       13,079
Total                  $28,434     $(2,197)      $26,237

Rent expense for operating leases totaled $6,543 in 1997, $6,179 in 1996, and $1,726 in 1995. Rental revenue totaled
$3,542 in 1997, $3,493 in 1996, and $1,362 in 1995.

9.   Benefit Plans

Pensions

The   Company  has  three  hourly  pension  plans   covering
substantially all non-salaried union employees. Pension benefits are based on the employee's length of service and defined benefit rates. Normal service costs are funded currently using the projected unit credit method.

Net periodic pension expense for 1997, 1996, and 1995 is comprised of the following:

                                 1997        1996       1995

Service cost                    $  198     $  192      $ 185
Interest cost on projected         421        387        340
benefit obligation
Return on plan assets           (1,065)      (842)      (860)
Amortization of unrecognized net
assets and deferral                509        348        430
Net periodic pension expense     $  63     $   85      $  95

The following table sets forth the funded status of these three plans:

                                          1997        1996

Plan assets at fair value, primarily    $7,248      $6,272
stock and bond funds
Actuarial  present value of  benefit
obligations:                            5,029       4,570
  Vested                                  724         766
  Nonvested
Projected benefit obligation            5,753       5,336

Plan  assets in excess of  projected    1,495         936
benefit obligation
Unrecognized net (gain) or  loss  from
past  experience different from that
assumed  and effects of  changes  in    (1,203)      (702)
assumptions
Prior  service cost not yet recognized
in net periodic pension costs             326         374
Unrecognized net asset at June 30, 1987
being recognized over 12 years            (70)       (129)
Minimum liability adjustment              (11)          -
Prepaid pension cost                    $ 537       $ 479

The  discount rate used to develop net pension  expense  was
8.0 percent in 1997, 8.0 percent in 1996 and 8.0 percent in 1995. The expected long-term rate of return on retirement plan assets for 1997, 1996 and 1995 was 8.7 percent, 8.7 percent and 8.6 percent, respectively.

Postretirement Benefits

A select group of retired employees are provided medical insurance on a continuing basis. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features, such as deductibles and co-insurance. The Company's policy is to fund the cost of medical benefits as incurred. The accrued postretirement benefit cost as of June 30, 1997 and 1996, was $1.1 million.

The continuing cost of covered health care benefits is expected to increase 11 percent each year through 2000, with decreases expected to gradually reduce to 6 percent by the year 2006 and remain constant thereafter. The effect of a one percentage point increase in the assumed health care trend rate in the projected liability at June 30, 1997 is $94. The discount rate used to determine the accumulated postretirement benefit obligations as of June 30, 1997 was
8.25 percent.

Savings Plans

The Company maintains savings plans for salaried personnel and nonunion hourly employees. Under the provisions of one of the savings plans the Company makes contributions based upon employee voluntary contributions and eligible compensation. The Company's cost was $678 in 1997, $678 in 1996 and $662 in 1995.

Stock Option Plans

The  Company has an incentive stock option plan for officers
and  key  employees.   A  summary of stock  option  activity
follows:

                                     Per Share Data
                               1997       1996       1995

  Outstanding at beginning    25,400    10,900      2,400
  of year
     Granted                   6,500    16,000     13,500
     Exercised                  (100)        -          -
     Canceled/expired         (1,400)   (1,500)     (5,000)
  Outstanding at  end  of     30,400    25,400      10,900
  year

As of June 30, 1997, 14,025 options are exercisable at prices ranging from $10.46 to $12.50 per share. The remaining 16,375 options, which were granted at exercise prices ranging from $8.77 per share to $15.00 per share become exercisable as follows: 9,250 in 1998; 5,500 in 1999 and 1,625 in fiscal 2000. The plan is authorized to grant up to 169,500 additional options.

In fiscal 1997, the Company adopted the disclosure-only alternative under FAS 123 "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. Recognition of the fair value of employee stock options at the grant date would not result in a material change to reported earnings for fiscal 1997.

10.  Income Taxes

Components of the provision for income taxes attributable to continuing operations are as follows:
                              1997       1996      1995

Current                      $ (893)    $1,098     $(667)
Deferred                      1,259     (1,448)      317
Total (expense) benefit      $  366     $ (350)     (350)

The reconciliation of income computed at the U.S. federal statutory tax rates to the effective income tax for 1997, 1996 and 1995 is as follows:

                              1997       1996       1995

Tax at statutory rate        $   4     $(210)     $(390)
State income taxes               1       (29)       (21)
Tax exempt insurance           380         -           -
  proceeds
Foreign sales corporation       93        43         58
Keyman and life insurance       53       (43)        (9)
Non-deductible expenses       (110)      (63)       (48)
Goodwill amortization          (55)       (48)        67
Other                            -         -         (7)
                             $ 366     $(350)     $(350)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                            1997     1996
Deferred Tax Assets:
  Vacation accrual                         $  973   $   647
  AMT credits                                 894     2,237
  Accrued expenses                            736        56
  Inventory reserves and UNICAP               581     1,777
  Retirement benefits - FAS 106               409       409
  Deferred contract revenue and cost          345       225
  Other                                       676       197
Total deferred tax assets                  $4,614    $5,548

Deferred tax liabilities:
  Tax over book depreciation and           $1,275    $4,061
    accelerated contract costs
  Securities discounts                        194        -
  Other                                       399        -
Total deferred tax liabilities              1,868     4,061
Net deferred tax asset                     $2,746    $1,487


No valuation allowance is considered necessary for the remaining $2.7 million net deferred tax asset as management believes it is more likely than not that the deferred tax asset will be realized through tax planning strategies, through future reversals of existing taxable temporary differences against existing deductible differences, and through projections of income in future periods.

The Company is subject to the Alternative Minimum Tax (AMT) system for income tax purposes. The AMT credit carryforward balance as of June 30, 1996 was $2,237 which carries forward indefinitely. During fiscal 1997, the regular tax expense exceeded the AMT expense, resulting in a utilization of AMT credits of approximately $1,343. The remaining balance of AMT credit carryforwards is $894.

11.  Litigation and Contingencies

ValuJet Related

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. Prior to take-off, an employee of SabreTech's Miami facility returned to ValuJet various company materials, including five boxes containing oxygen generators. The ValuJet ramp agent, after consultation with ValuJet's flight crew, loaded the boxes into the cargo bay of Flight 592. On August 19, 1997, the National Transportation Safety Board (NTSB) conducted its public meeting and issued an Abstract of Final Report on ValuJet Flight 592 and determined the probable causes of the accident to be (1) the failure of SabreTech to properly prepare, package, identify and track unexpended oxygen generators before presenting them to ValuJet for carriage, (2) the failure of ValuJet to properly oversee its contract maintenance program to ensure compliance with maintenance, maintenance training and hazardous materials requirements and practices and (3) failure of the Federal Aviation Administration (FAA) to require smoke detection and fire suspression systems in Class D cargo compartments. The NTSB also found that other acts and omissions by ValuJet and FAA contributed to the accident.

The FAA is also conducting an investigation into the circumstances surrounding the ValuJet crash and has sought information from SabreTech and various of its employees and contract workers in connection therewith. In addition, SabreTech is one of several subjects of an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so.

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

SabreTech has filed a Complaint for Declaratory Judgment and Other Relief against ValuJet in the U.S. District Court for the Southern District of Florida. Among other things, that suit seeks indemnification for damages incurred by SabreTech in connection with the accident. ValuJet has filed an Answer and Conditional Counterclaim in the case seeking various damages. The Company's legal costs in defending against the counterclaim are funded by the Company's insurance policies. Management believes that the Company will be able to successfully defend against ValuJet's counterclaim.

Costs associated with this accident, such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits, of approximately $5.7 million were incurred in fiscal year 1997. The ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time. The Company does not know whether the continuing effects of the investigations and related lawsuits will have a material adverse effect upon the results of operations or financial condition of the Company.

Environmental

The Company has been subject to government inquiry regarding alleged environmental wrongdoing that may have occurred at the Perryville facility. Several requests for documents concerning this matter have been received since January, 1994, most recently July, 1997. All requests for documents have been complied with or are in the process of resolution. In addition, various current and former employees have received subpoenas or notice letters identifying each as a witness, subject or target. The Company believes it has meritorious defenses to allegations of wrongdoing, if any, that may result from the investigation.

Other

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


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of September 26, 1997.

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

     Signature             Title               Date

/s/  F. Holmes Lamoreux  Chairman of the       September  26, 1997
                         Board of Directors,
F. Holmes Lamoreux       President and Chief
                         Executive Officer

/s/ Jerry L. Leath       Executive Vice        September  26, 1997
Jerry L. Leath           President and
                         Chief Operating
                         Officer

/s/ Rodney E. Olson      Senior Vice           September  26, 1997
Rodney E. Olson          President, Finance
                         and Corporate
                         Development and
                         Chief Financial
                         Officer
                         (principal
                         financial and
                         accounting officer)

/s/ Susan S. Aselage     Vice President,       September  26, 1997
                         Secretary and
Susan S. Aselage         Assistant
                         Treasurer,  and
                         Director

/s/ Arthur H. Fredston    Director              September 26, 1997
Arthur H. Fredston

/s/ Mary B. Harmon       Director               September  26, 1997
Mary B. Harmon

                  SEQUENTIAL EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit Number                  Description

        4(5)    Amended   and   Restated   Financing
                Agreement  dated  as of September  25,  1997
                among  The Lenders From Time to Time Parties
                to  this  Agreement, Star  Bank,  N.A.,  and
                Sabreliner  Corporation, Midcoast  Aviation,
                Inc.,     Midcoast-Little    Rock,     Inc.,
                SabreTech,  Inc., Dimension  Aviation,  Inc.
                and Turbotech Repairs, Inc.

     10(3)      Modification  Services  Agreement
                Between  McDonnell Douglas  Corporation  and
                Dimension   Aviation,   Inc.   to    perform
                modifications  on  certain  DC-10   aircraft
                awarded to Sabreliner on February 14, 1997.

      10(4)     Modification  Services  Agreement
                Between  McDonnell Douglas  Corporation  and
                Dimension   Aviation,   Inc.   to    perform
                modifications   on   certain   MDC   Tri-Jet
                aircraft  awarded to Sabreliner on  February
                14, 1997.

       21       Subsidiaries of Registrant



                         EXHIBIT 21


                   Sabreliner Corporation

                          Form 10-K

           For the Fiscal Year Ended June 30, 1997


               SUBSIDIARIES OF THE REGISTRANT


    Midcoast Aviation, Inc., incorporated under the laws of Missouri.

    SabreTech, Inc., a Delaware corporation.

    Turbotech Repairs, Inc., a California corporation.

    Dimension Aviation, Inc., a Delaware Corporation