Form 10-Q
period 1997-09-30
SABRELINER CORP
filed 1997-11-13
CIK 910649

Page 9



             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File No.
September 30, 1997                                    33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




          Delaware                             43-1289921
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.   YES [  ] NO [   ]

The number of shares of the Company's common stock outstanding on October 31, 1997 was 869,934.

PART I - FINANCIAL INFORMATION
Condensed Financial Statements

                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                    Unaudited         Audited
                                  September 30,    June 30, 1997
                                       1997
Assets
Current assets:
  Cash                               $ 9,431          $22,994
   Accounts receivable (net
allowances of $688 and $550,          21,109          29,952
respectively)
   Inventories                           32,889          31,542
   Contracts in process (net of
customer advances and progress
payments of $17,829 and               36,740          20,192
$15,143, respectively)
  Prepaid and other current            6,351           4,697
assets
     Total current assets            106,520          109,377

Property and equipment, (net of
depreciation of $21,674 and           39,787          37,882
$21,286, respectively)
Deferred financing costs and           9,479           9,641
other assets

  Total assets                       $155,786         $156,900

Liabilities and stockholders'
equity
Current liabilities:
  Accounts payable                   $23,032          $24,997
  Accrued compensation                 5,068           7,068
  Other accrued liabilities            6,407           8,994
  Accrued interest expense             4,743           1,946
  Other current liabilities            7,216           6,338
     Total current liabilities        46,466          49,343

Long-term debt and capital            94,768          94,863
leases
Other long-term liabilities            2,202           2,202

Stockholders' equity                  12,350          10,492

  Total liabilities and              $155,786         $156,900
stockholders' equity

                   Sabreliner Corporation
            Consolidated Statement of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)




                                        Three Months Ended
                                      September     September
                                      30, 1997      30, 1996

Net revenue                            $63,153      $50,969
Cost of revenue                        49,523       41,847
  Gross margin                         13,630        9,122
Selling, general and administrative     7,549        6,746
expense

  Operating income                      6,081        2,376

Interest expense, net                  (2,992  )    (3,004  )
Other income (expense)                    (67  )         3
  Earnings (loss) before income         3,022         (625  )
taxes

Income tax (expense) benefit           (1,149  )       210

  Net income (loss)                    $1,873       $ (415  )



Earnings per share data

  Net earnings (loss) per common       $ 2.14       $(0.48  )
share

  Dividends paid per common share      $ 0.00       $ 0.00

  Average common and common              877,105      871,153
equivalent
  shares outstanding
                   Sabreliner Corporation
            Consolidated Statements of Cash flows
                         (Unaudited)
                   (Dollars in Thousands)





                                          Three Months Ended
                                        September     September
                                      30, 1997      30, 1996
Cash flows from operating activities:
Net income (loss)                        $1,873       $ (415  )

Adjustments to reconcile net earnings
to net cash provided by operating
activities:
       Depreciation                       1,587        1,511
       Amortization                         322          285
       Changes in assets and             (14,201 )    (6,996  )
liabilities

Net cash used by operating activities    (10,419 )    (5,615  )

Cash flows used in investing
activities:
Capitalized expenditures                 (2,989  )    (1,539  )
Net cash used in investing activities    (2,989  )    (1,539  )

Cash flows used in financing
activities:
Principal payments on long-term debt
and capital leases                       (140  )      (284  )
Purchase of treasury stock                  (15  )         -
Net cash used in financing activities      (155  )      (284  )

Net decrease in cash and cash            (13,563 )    (7,438  )
equivalents

Cash and cash equivalents, beginning     22,994       12,254
of period

Cash and cash equivalents, end of        $9,431       $4,816
period
Notes to Unaudited Condensed Financial Statements

Basis of Presentation

The information set forth in these interim financial statements as of and for the three months ended September 30, 1997 and September 30, 1996 is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the financial results of Sabreliner Corporation and its subsidiaries Midcoast Aviation, Inc., SabreTech, Inc., Dimension Aviation, Inc. and Turbotech Repairs, Inc. for the periods indicated. Results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories

Components of inventories as of September 30, 1997 and  June
30, 1997 were:

                                  September       June

Aircraft parts                     $29,938       $28,839
Raw materials                      1,629          1,403
Pre-owned aircraft                 1,322          1,300
   Total                           $32,889       $31,542

Earnings Per Share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating basic earnings per share are not expected to change the dilutive effect of current stock options. The adoption of Standard 128 calculation methods will have no effect to earnings per share for the periods reported.


Contingencies

Refer  to  PART  II  -  OTHER  INFORMATION,  Item  1.  Legal
Proceedings.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter  Ended  September  30, 1997 as Compared  to  Quarter
     Ended September 30, 1996

Net revenue increased by $12.2 million or 24% during the first quarter of fiscal 1997, versus the same period of the previous year. Of this increase, $10.5 million is attributable to growth in government business, reflecting the performance on recently-awarded contracts and the increased deliveries on existing contracts. Corporate aviation revenues also grew $5.5 million when compared to the first quarter of fiscal 1997 due to increased customer demand for modifications and the Company's entrance into new engine markets. The recently-formed Dimension Aviation, Inc. subsidiary also provided $9.3 million in additional revenues in its performance on the MD-10/MD-11 subcontracts with Boeing. Other commercial aviation revenues reported for the prior year included revenue for facilities no longer in operation. This, coupled with reduced volume at Phoenix, results in a drop in comparative revenue of $13.1 million.

Gross margin increased for the period by $4.5 million, representing a growth of 49% from the first quarter of the prior year. Government business provided $3.4 million of this increase, largely generated through recent awards. Gross margin reported for corporate aviation during the period was $0.9 million higher than the first quarter of fiscal 1997, reflecting increased customer demand, particularly for interior modifications at the Company's Midcoast Aviation subsidiary. Performance on the MD-10/MD-11 subcontract with Boeing at the recently-formed Dimension Aviation subsidiary provided $1.9 million in added gross margin. Offsetting these increases was a decline in remaining commercial aviation gross margin at the Company's SabreTech subsidiary. The decline in SabreTech gross margin, totaling $1.7 million during the first quarter of fiscal 1997, as compared to the corresponding period of the previous year, was due to reduced volume at Phoenix and labor overruns on fixed price contracts.

Selling, general and administrative expenses for the three months ended September 30, 1997, after excluding facilities removed from operations and offsets of ValuJet related expense (see Item 1. Legal Proceedings) in the prior year, increased by $2.2 million, as compared to the first quarter of the prior year. The expansion in administrative staff associated with the recent formation of Dimension Aviation and the effects of inflation and incremental marketing expenses account for this increase.

Operating income for the first quarter of fiscal 1998 was $3.7 million higher than the same period last year. Operating income was increased over the prior year partially due to the removal from operation of four commercial aviation locations in fiscal 1997. During the first quarter of fiscal 1997, these locations reported an operating loss of $1.6 million, including over $0.8 million in legal fees related to the ValuJet incident. Excluding the adverse effect of these locations on prior year operating income results in an increase to operating income of $2.1 million or 53% for the first quarter of fiscal 1998, versus the same period of the previous year. This same location increase in earnings is largely attributable to performance in new government and commercial aviation awards and increased customer demand in corporate aviation, as discussed above.

Outlook

A comparison of backlog by business area as of September 30, 1997 and June 30, 1997 follows:

                               Outstanding Backlog
                              September      June
                             (Dollars in Thousands)

        Corporate Aviation    $20,319      $17,832
        Government Business    91,448      112,058
        Commercial Aviation    92,330      122,655
                              $204,097     $252,545

Liquidity and Capital Resources

The Company's cash balance declined by $13.6 million during the three months ended September 30, 1997, largely due to investments made in the Company's existing business for working capital and fixed assets. The facility enhancements made at Dimension Aviation to enable the wide-body airline passenger-to-freighter conversion and the working capital investment in the MD-10/MD-11 subcontracts comprise the largest portion of this investment, totaling $7.8 million. Facility enhancements at Dimension will require an additional $5.0 million during fiscal 1998. Midcoast Aviation working capital and facility expenditures totaled $4.8 in the first quarter of fiscal 1998. An additional $1.7 million will be incurred in fiscal 1998 to complete a new hangar.

Continuing investments are expected in working capital and other capital expenditures to permit expansion within the growing markets of corporate and commercial aviation and to enable the capture of new government contracts. The Company believes the remaining cash balance and its existing credit facility, combined with cash flows generated by operations, will be adequate to meet future cash requirements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

SabreTech has filed a Complaint for Declaratory Judgment and Other Relief against ValuJet in the U.S. District Court for the Southern District of Florida. Among other things, that suit seeks indemnification for damages incurred by SabreTech in connection with the accident. ValuJet has filed an Answer and Conditional Counterclaim in the case seeking various damages. The Company's legal costs associated with the Declaratory Judgment and counterclaim are funded by the Company's insurance policies. Management believes that the Company will be able to successfully defend against ValuJet's counterclaim.

Costs associated with this accident, such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits, of approximately $6.4 million have been incurred since May, 1996. The ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time. The Company does not know whether the continuing effects of the investigations and related lawsuits will have a material adverse effect on the results of operations or financial condition of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits Filed

   Exhibit 27 - Financial Data Schedule.

(b)Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SABRELINER CORPORATION



Date:  November 13, 1997 /s/  F. Holmes Lamoreux
                         F. Holmes Lamoreux
                         Chairman of the Board and
                         Chief Executive Officer



Date:  November 13, 1997 /s/ Rodney E. Olson
                         Rodney E. Olson
                         Senior Vice President, Finance  and
                         Corporate  Development  and   Chief
                         Financial Officer