Form 10-Q
period 1997-12-31
SABRELINER CORP
filed 1998-02-12
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                               Commission File No.
December 31, 1997                                     33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




       Delaware                                      43-1289921
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

The number of shares of the Company's common stock outstanding on January 31, 1998 was 869,934.

PART I - FINANCIAL INFORMATION
Condensed Financial Statements


                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                       Unaudited          Audited
                                   December 31, 1997   June 30, 1997

Assets
Current assets:
  Cash                               $  2,169             $ 22,994
   Accounts receivable (net of
     allowances of $548 and $550,      26,881               29,952
     respectively)
   Inventories                         40,753               31,542
   Contracts in process (net of
     customer advances and progress
     payments of $20,361 and           43,971               20,192
     $15,143, respectively)
  Prepaid and other current             6,778                4,697
     assets
        Total current assets          120,552              109,377

Property and equipment, (net of
  depreciation of $23,055 and          44,983               37,882
  $21,286, respectively)
Deferred financing costs and            8,587                9,641
  other assets

  Total assets                       $174,122             $156,900

Liabilities and stockholders'
  equity
Current liabilities:
  Accounts payable                   $ 31,382             $ 24,997
  Current portion of long-term
    debt and capital leases               711                  750
  Customer advances                     3,111                5,588
  Accrued compensation                  5,683                7,068
  Accrued interest expense              2,034                1,946
  Other accrued liabilities             5,915                8,994
     Total current liabilities         48,836               49,343

Long-term debt and capital             93,971               94,863
  leases
Revolving credit facility              15,144                    -
Other long-term liabilities             2,201                2,202

Stockholders' equity                   13,970               10,492

  Total liabilities and              $174,122             $156,900
  stockholders' equity


                   Sabreliner Corporation
            Consolidated Statements of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)


                        Three Months Ended            Six Months Ended
                     December 31   December 31    December 31  December 31
                        1997          1996           1997         1996

Net revenue           $69,159       $51,729       $132,312       $102,698
Cost of revenue        55,214        45,557        104,737         87,404
 Gross margin          13,945         6,172         27,575         15,294
Selling, general
 and administrative
 expense                8,025         9,360         15,574         16,106

 Operating income       5,920        (3,188)        12,001           (812)
 loss

Interest expense,      (3,320)       (3,280)        (6,312)        (6,284)
 net
Other income               10            (6)           (57)            (3)
 (expense)
 Earnings (loss)        2,610        (6,474)         5,632         (7,099)
   before income
   taxes
Income tax               (990)        2,754         (2,139)         2,964
 (expense) benefit

 Net income (loss)     $1,620       $(3,720)        $3,493       $ (4,135)
 earnings per share

 Basic earnings        $ 1.86        $(4.27)         $4.01        $(4.75)
 (loss) per share

 Diluted earnings      $ 1.85        $(4.25)         $3.99        $(4.73)
 (loss) per share

 Dividends paid per
 common share          $ 0.00        $ 0.00          $0.00        $0.00

                   Sabreliner Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)
                   (Dollars in Thousands)

                                             Six Months Ended
                                        December 31,   December 31,
                                            1996          1997
Cash flows from operating activities:
Net income (loss)                         $ 3,493       $ (4,135)

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
       Depreciation                         3,016          3,006
       Amortization                           646            601
       Changes in assets and              (34,857)       (15,746)
         liabilities

Net cash used by operating activities     (27,702)       (16,274)

Cash flows used in investing
  activities:
Capitalized expenditures                  (10,121)        (3,802)

Cash flows from financing activities:
Principal payments on long-term debt         (381)          (577)
  and capital leases
Proceeds from revolving credit
  facility and other short-term            17,394          9,550
  borrowings
Purchase of treasury stock                    (15)             -
Net cash provided by financing             16,998          8,973
  activities

Net decrease in cash and  cash            (20,825)       (11,103)
  equivalents

Cash and cash equivalents, beginning       22,994         12,254
  of period

Cash and cash equivalents, end of         $ 2,169       $ 1,151
  period


Notes to Unaudited Condensed Financial Statements

Basis of Presentation

The information set forth in these interim financial statements as of and for the three and six months ended December 31, 1997 and December 31, 1996 is unaudited. In the opinion of management, the unaudited financial statements reflect all adjustments necessary to present fairly the financial results of Sabreliner Corporation and its subsidiaries Midcoast Aviation, Inc., SabreTech, Inc., Dimension Aviation, Inc. and Turbotech Repairs, Inc. (operating as part of Premier Turbines) for the periods indicated. Results of operations for the interim period ended December 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories

Components of inventories as of  December 31, 1997 and  June
30, 1997 were:

                               December       June

        Aircraft parts         $36,766       $28,839
        Raw materials            1,637         1,403
        Pre-owned aircraft       2,350         1,300
           Total               $40,753       $31,542

Contracts in Process

Contracts in process represent accumulated contract cost and estimated earnings thereon based upon the percentage of completion of unbilled customer orders, net of applicable customer advance or progress payments. In determining balances of contracts in process, the Company follows all the requirements of SOP81-1. Title to or a security interest in certain items included in contracts in process can be vested in the U.S. government and other customers by reasons of progress payment provisions of related contracts. Included in the contracts in process as of December 31, 1997 are the proportionate revenues earned on amounts subject to claim settlement, representing less than $1.0 million. In accordance with industry standards, contracts in process relating to long-term contracts are classified as current assets even though a portion may not be realized within one year.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Adoption of Statement 128 requires the replacement of the previously-reported primary earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using outstanding common stock only. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                        Three Months Ended         Six Months Ended
                     December 31   December 31   December 31  December 31
                        1997          1996          1997         1996
Numerator:
  Numerator for basic
  EPS - Net income     $ 1,620     $(3,720)       $ 3,493       $(4,135)

  Effect of dilutive         -            -              -             -
   securities
  Numerator for
   fully diluted       $ 1,620     $(3,720)       $ 3,493       $(4,135)
   EPS

Denominator:
  Denominator for
    basic EPS -        869,934     870,934        870,434       870,884
    weighted-average
    shares

 Employee stock         4,937       4,106          4,937         4,118
   options
    Denominator
      diluted EPS -
      weighted-       874,871     875,040        875,371       875,002
      average shares
      and assumed
      conversions

EPS:
Basic earnings per     $ 1.86     $(4.27)         $4.01       $(4.75)
share

Diluted earnings per   $ 1.85     $(4.25)         $3.99       $(4.73)
share


Options to purchase 1,400 shares of common stock at $17.22 per share which were outstanding through August 19, 1996 and 4,000 shares of common stock at $15.00 per share which are currently outstanding were not included in the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of the common shares, and, therefore, the effect would be antidilutive.

Contingencies

Refer  to  PART  II  -  OTHER  INFORMATION,  Item  1.  Legal
Proceedings.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operating income for the quarter ended December 31, 1997 was $5.9 million. The Company reported an operating loss of
$3.2 million for the same period a year ago. A portion of this $9.1 million increase can be attributed to losses recognized by the Company in fiscal 1997 relating to the ValuJet crash (see PART II - OTHER INFORMATION, Item l. Legal Proceedings) totaling $5.2 million, representing the increased cost of legal fees and other continuing expenses and the operating loss recognized at the Miami facility caused by declines in customer demand. Excluding the effects of the ValuJet crash on fiscal 1997 earnings, operating income for the quarter ended December 31, 1997 was $3.9 million higher than the same period of the prior year, reflecting increased profits on new government awards, particularly engine contracts, and the increased customer demand for corporate aviation, particularly in interior modification.

Operating income for the six months ended December 31, 1997 was $12.0 million, versus a reported loss of $0.8 million for the same period last year. After adjusting for the effects of the ValuJet crash on fiscal 1997 earnings, totaling $6.3 million, operating income for the most recent six months ended is $6.5 million higher than the corresponding period of the previous year, representing an increase of over 115%. The performance on recently-awarded government contracts provided $7.9 million in increased operating income. Increased volume in corporate aviation business accounted for another $2.2 million of this increase. Offsetting such increases were reductions in commercial aviation profits of $1.8 million, representing the net effect of declines in volume at SabreTech, after the addition of new business at Dimension Aviation. The remaining reduction in comparable operating profit is attributable to increased S,G&A expenses.

Quarter and Six Months Ended December 31, 1997 as Compared to Quarter and Six Months Ended December 31, 1996

Revenues for the quarter and six months ended December 31, 1997 were $17.4 million and $29.6 million higher than the corresponding periods of the prior year. During fiscal 1997, the Company closed commercial aviation facilities which had provided $3.7 million and $11.2 million in revenue for the quarter and six months ended December 31, 1996. Excluding these facilities for comparison purposes results in increases in revenue for the quarter and six months ended of $21.1 million and $40.8 million, respectively. Performance on recently awarded government contracts provided for the majority of this increase, accounting for $12.0 million and $23.0 million for the quarter and six months, respectively. Corporate aviation revenues also increased, reflecting a growth of $7.4 million for the quarter and $12.7 million for the most recent six months ended, as compared to the same periods of the previous year. The increases experienced in corporate aviation were generated through the Company's investment in new engine product lines and through increased customer demand for airframe interior modifications. The addition of Dimension Aviation, Inc. to perform the MD-10/MD-11 program, which converts airline aircraft to freighter configuration for Boeing, increased the quarter and six months revenue by $9.1 million and $18.4 million, respectively. Partially offsetting the growth in revenues in other business areas were declines in volume at the SabreTech commercial aviation subsidiary of $7.4 million for the quarter and $13.3 million for the most recent six months, as compared to the corresponding periods of the prior year.

The growth in gross margin for the quarter and six months ended was $7.8 million and $12.3 million, respectively. After adjustment for facilities closed during fiscal 1997, comparative gross margins increased for both the quarter and six months by $6.3 million and $10.3 million, respectively. The majority of this increase was generated by government business, representing $5.0 million and $7.9 million in incremental gross margins for the quarter and six months ended, primarily through engine contracts. Corporate aviation gross margin also increased during the quarter and first six months of fiscal 1998, as compared to the previous year, by $1.1 million and $2.7 million, respectively, reflecting increased customer demand, particularly for interior modifications at the Company's Midcoast Aviation subsidiary. Performance on the MD-10/MD-11 subcontracts with Boeing at Dimension Aviation, Inc. provided additional gross margin of $1.0 million and $2.9 million in the most recent quarter and six months, respectively. Partially offsetting such increases were declines at SabreTech of $0.8 million and $3.2 million, reflecting the drop in volume at the Phoenix facility and labor overruns on fixed price contracts.

Selling, general and administrative expenses for the quarter and six months ended December 31, 1997, after excluding facilities removed from operation and the effect of ValuJet-related expense (see PART II - OTHER INFORMATION, Item 1. Legal Proceedings) in the prior year, increased by $2.2 million and $4.4 million, respectively. The expansion in administrative staff associated with Dimension Aviation and incremental marketing expenses account for this increase.

Outlook

A comparison of backlog by business area as of December 31, 1997 and June 30, 1997 follows:

                               Outstanding Backlog
                              December         June
                             (Dollars in Thousands)

        Corporate Aviation    $ 19,023        $ 17,832
        Government Business     76,913         112,058
        Commercial Aviation    101,151         122,655
                              $197,087        $252,545

Liquidity and Capital Resources

The Company's cash balance declined by $20.8 million during the six months ended December 31, 1997. In addition to the consumption of existing cash balances, the Company accessed its revolving credit facility during this period: outstanding revolving debt totaled $15.1 million at December 31, 1997. These capital resources, totaling $35.9 million, were used to fund investments in the Company's existing business for working capital and fixed assets. The largest investment for the period was made at Dimension Aviation to fund working capital growth and facility enhancements necessary to perform the MD-10/MD-11 subcontracts with Boeing. Total investments at Dimension Aviation as of December 31, 1997 were $28.4 million. The Company expects additional working capital resources to be required at Dimension during the third and fourth quarters as the contract reaches its peak investment requirements. Other major investments include the construction of a new hangar at Midcoast Aviation and the related working capital growth, totaling $9.2 million.

The Company also considers making acquisitions of businesses from time to time, although there is no outstanding commitment to make any such acquisition. Other than the continuing investments at Dimension and Midcoast, the Company does not expect any significant commitment of capital resources in the near future. The Company believes its remaining credit facility, combined with cash flows generated by operations, will be adequate to meet known future cash requirements.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

ValuJet Related

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades. On August 19, 1997, the National Transportation Safety Board
(NTSB) conducted its public hearing and issued an Abstract of Final Report on ValuJet Flight 592 which listed the probable causes of the accident to be (1) the failure of SabreTech to properly prepare, package, identify and track unexpended oxygen generators before presenting them to ValuJet for carriage, (2) the failure of ValuJet to properly oversee its contract maintenance program to ensure compliance with maintenance, maintenance training and hazardous materials requirements and practices and (3) failure of the Federal Aviation Administration (FAA) to require smoke detection and fire suspression systems in Class D cargo compartments. The NTSB also found that other acts and omissions by ValuJet and FAA contributed to the accident.

SabreTech, ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of victims. The Company's legal costs of defending against these civil actions and any possible claim settlements are funded by the Company's insurance policies. Management believes coverage is adequate to provide for such legal actions.

SabreTech has filed a Complaint for Declaratory Judgment and Other Relief against ValuJet in the U.S. District Court for the Southern District of Florida. Among other things, that suit seeks indemnification for damages incurred by SabreTech in connection with the accident. ValuJet has filed an Answer and Conditional Counterclaim in the case seeking various damages. Airtran Airlines, Inc., formally known as ValuJet, also has filed a petition against SabreTech and
Sabreliner in the Circuit Court of St. Louis County, Missouri. The Petition essentially seeks damages based on the same allegations that are in ValuJet's Conditional Counterclaim. The Company's legal costs associated with the Declaratory Judgment, the Counterclaim and the Petition are funded by the Company's insurance policies. Management believes that the Company will be able to successfully defend against ValuJet's Counterclaim and Airtran's Petition.

In  addition,  SabreTech is one of several  subjects  of  an investigation being conducted by a federal grand jury in conjunction with the United States Attorney for the Southern District of Florida. The Company has cooperated fully throughout these investigations and is continuing to do so.

Uninsured costs of approximately $6.4 million associated with this accident (such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits) have been incurred since May, 1996. The ultimate outcome of the legal actions related to the ValuJet Flight 592 crash and the length of time necessary to resolve all the outstanding issues cannot be determined at this time. The Company does not know whether the continuing effects of the investigations and related lawsuits will have a material adverse effect on the results of operations or financial condition of the Company.

Environmental

The Company has been subject to government inquiry regarding alleged environmental wrongdoing that may have occurred at the Perryville facility before the flood of July, 1993. Several requests for documents concerning this matter have been received since January, 1994, most recently July, 1997. All requests for documents have been complied with or are in the process of resolution. In addition, various current and former employees have received subpoenas or notice letters identifying each as a witness, subject or target. The Company believes it has meritorious defenses to allegations of wrongdoing, if any, that may result from the investigation.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Filed

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SABRELINER CORPORATION



Date:  February 12, 1998 /s/  F. Holmes Lamoreux
                         F. Holmes Lamoreux
                         Chairman of the Board and
                         Chief Executive Officer



Date:  February 12, 1998 /s/ Rodney E. Olson
                         Rodney E. Olson
                         Senior Vice President, Finance  and
                         Corporate  Development  and   Chief
                         Financial Officer