Form 10-Q/A
period 1997-12-31
SABRELINER CORP
filed 1998-03-05
CIK 910649

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

                                    Unaudited         Audited
                                   December 31,    June 30, 1997
                                       1997
Assets
Current assets:
  Cash                               $  2,169          $ 22,994
     Accounts receivable (net of
        allowances of $548
        and $550, respectively)        26,881            29,952
     Inventories                       40,753            31,542
     Contracts in process (net of
        customer advances and
        progress payments of $20,361   43,971            20,192
        and $15,143, respectively)
  Prepaid and other current             6,778             4,697
    assets
     Total current assets             120,552           109,377

Property and equipment, (net of
  depreciation of $23,055
  and $21,286, respectively)           44,983            37,882
Deferred financing costs
  and other assets                      8,587             9,641

  Total assets                       $174,122          $156,900

Liabilities and stockholders'
  equity
Current liabilities:
  Accounts payable                   $ 31,382          $ 24,997
   Current portion of long-term
     debt and capital leases              711               750
  Customer advances                     3,111             5,588
  Accrued compensation                  5,683             7,068
  Accrued interest expense              2,034             1,946
  Other accrued liabilities             5,915             8,994
     Total current liabilities         48,836            49,343

Long-term debt and capital             93,971            94,863
  leases
Revolving credit facility              15,144                 -
Other long-term liabilities             2,201             2,202

Stockholders' equity                   13,970            10,492

  Total liabilities and              $174,122          $156,900
  stockholders' equity

                   Sabreliner Corporation
            Consolidated Statements of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and per Share Data as Stated)


                      Three Months Ended       Six Months Ended
                     December    December    December    December
                     31, 1997    31, 1996    31, 1997    31, 1996

Net revenue          $69,159     $51,729     $132,312    $102,698
Cost of revenue       55,214      45,557      104,737      87,404
 Gross margin         13,945       6,172       27,575      15,294
Selling, general
and administrative     8,025       9,360       15,574      16,106
expense

 Operating income      5,920      (3,188)      12,001        (812)
 (loss)

Interest expense,     (3,320)     (3,280)      (6,312)     (6,284)
  net
Other income              10          (6)         (57)         (3)
  (expense)
 Earnings (loss)
  before income        2,610      (6,474)       5,632      (7,099)
  taxes

Income tax              (990)      2,754       (2,139)      2,964
(expense) benefit


 Net income (loss)    $1,620    $(3,720)       $3,493     $(4,135)



Earnings per share
data

 Basic earnings
 (loss)              $ 1.86      $(4.27)       $4.01     $(4.75)
 per share

 Diluted earnings
 (loss)              $ 1.85      $(4.25)       $3.99     $(4.73)
 per share

 Dividends paid per
 common share        $ 0.00      $ 0.00        $0.00      $0.00

                   Sabreliner Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)
                   (Dollars in Thousands)


                                           Six Months Ended
                                        December      December
                                        31, 1997      31, 1996

Cash flows from operating activities:
Net income (loss)                       $  3,493      $ (4,135)

Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
       Depreciation                        3,016         3,006
       Amortization                          646           601
       Changes in assets and             (34,857)      (15,746)
       liabilities

Net cash used by operating activities    (27,702)      (16,274)

Cash flows used in investing
activities:
Capitalized expenditures                 (10,121)       (3,802)

Cash flows from financing activities:
Principal payments on long-term debt
  and capital leases                        (381)         (577)
Proceeds from revolving credit
  facility and other short-term
  borrowings                              17,394         9,550
Purchase of treasury stock                   (15)            -
Net cash provided by
  financing activities                    16,998         8,973

Net decrease in cash and
  cash equivalents                       (20,825)      (11,103)

Cash and cash equivalents,
  beginning of period                     22,994        12,254

Cash and cash equivalents,
  end of period                          $ 2,169       $ 1,151

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

                      Three Months Ended       Six Months Ended
                     December    December    December    December
                     31, 1997    31, 1996    31, 1997    31, 1996

Numerator:
  Numerator for basic
  EPS - Net Income     $1,620    $(3,720)    $3,493      $(4,135)

 Effect of dilutive       -           -          -            -
 securities

 Numerator for
 fully                $1,620      $(3,720)    $3,493     $(4,135)
 diluted EPS

Denominator:
  Denominator for
  basic EPS -          869,934     870,934     870,434    870,884
  weighted-average
  shares

 Employee stock          4,937       4,106       4,937      4,118
 options
    Denominator
    diluted EPS -
    weighted-average
    shares and         874,871     875,040     875,371    875,002
    assumed conversions

EPS:
Basic earnings per      $ 1.86      $(4.27)      $4.01     $(4.75)
share

Diluted earnings per    $ 1.85      $(4.25)      $3.99     $(4.73)
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


                         SABRELINER CORPORATION



Date: March 5, 1998      /s/  F. Holmes Lamoreux
                         F. Holmes Lamoreux
                         Chairman of the Board and
                         Chief Executive Officer



Date: March 5, 1998     /s/ Rodney E. Olson
                         Rodney E. Olson
                         Senior Vice President, Finance  and
                         Corporate  Development  and   Chief
                         Financial Officer