Form 10-Q
period 1998-03-31
SABRELINER CORP
filed 1998-05-15
CIK 910649

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549




                          FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File No.
March 31, 1998                                        33-67422




                   SABRELINER CORPORATION
   (Exact name of registrant as specified in its charter)




          Delaware                             43-1289921
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

The number of shares of the Company's common stock outstanding on April 30, 1998 was 869,934.


PART I - FINANCIAL INFORMATION
Condensed Financial Statements


                   Sabreliner Corporation
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                       Unaudited          Audited
                                    March 31, 1998      June 30, 1997

Assets
Current assets:
  Cash                                $     893          $ 22,994
  Accounts receivable (net of
    allowances of $405 and $550,         27,553            29,952
    respectively)
  Inventories                            39,371            31,542
  Contracts in process (net of
    customer advances and progress
    payments of $28,374 and              54,983            20,192
    $15,143, respectively)
  Prepaid and other current               6,427             4,697
    assets
  Total current assets                  129,227           109,377

Property and equipment (net of
  depreciation of $23,379 and            46,658            37,882
  $21,286, respectively)
Deferred financing costs and              8,682             9,641
  other assets

  Total assets                         $184,567          $156,900

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                     $ 28,501          $ 24,997
  Current portion of long-term
    debt and capital leases                 715               750
  Customer advances                       1,874             5,588
  Accrued compensation                    5,661             7,068
  Accrued interest expense                4,990             1,946
  Other accrued liabilities               5,827             8,994
     Total current liabilities           47,568            49,343

Long-term debt and capital               93,866            94,863
  leases
Revolving credit facility                25,764                 -
Other long-term liabilities               2,201             2,202

Stockholders' equity                     15,168            10,492

  Total liabilities and                $184,567          $156,900
    stockholders' equity

                   Sabreliner Corporation
            Consolidated Statements of Operations
                         (Unaudited)
 (Dollars in Thousands, Share and Per Share Data as Stated)

                         Three Months Ended      Nine Months Ended
                        March 31    March 31    March 31    March 31
                          1998        1997        1998        1997

Net revenue             $77,227     $56,897     $209,539    $159,595
Cost of revenue          63,514      47,709      168,251     135,113
 Gross margin            13,713       9,188       41,288      24,482
Selling, general and
  administrative
  expense                 8,022       6,929       23,596      23,035

  Operating income        5,691       2,259       17,692       1,447

Interest expense,        (3,804)     (3,392)     (10,116)     (9,676)
   net
Other income (expense)       57       1,007            -       1,004
  Earnings (loss)
    before income
    taxes                 1,944        (126)       7,576      (7,225)

Income tax                 (746)        415       (2,885)      3,379
(expense) benefit

  Net income (loss)     $ 1,198     $   289      $ 4,691   $  (3,846)

Earnings per share
data

  Basic earnings        $  1.38     $  0.33      $  5.39    $  (4.42)
    (loss) per share

  Diluted earnings      $  1.37     $  0.33      $  5.36    $  (4.39)
    (loss) per share

  Dividends paid per
    common share        $  0.00     $  0.00      $  0.00    $   0.00

                   Sabreliner Corporation
            Consolidated Statements of Cash Flows
                         (Unaudited)
                   (Dollars in Thousands)

                                              Nine Months Ended
                                           March 31,     March 31,
                                             1998          1997
Cash flows from operating activities:
Net income (loss)                          $  4,691      $ (3,846)

Adjustments to reconcile net earnings
to net cash provided by operating
activities:
       Depreciation                           4,514         4,528
       Amortization                             971           915
       Changes in assets and
         liabilities                        (44,987)      (12,438)

Net cash used by operating activities       (34,811)      (10,841)

Cash flows used in investing
  activities:
Capitalized expenditures                    (12,512)       (5,897)

Cash flows from financing activities:

Principal payments on long-term debt           (527)         (773)
  and capital leases
Proceeds from revolving credit
  facility and other short-term
  borrowings                                 25,764         4,290
Other long-term borrowings                        -         1,457
Purchase of treasury stock                      (15)            1
Net cash provided by financing               25,222         4,975
  activities

Net decrease in cash and cash               (22,101)      (11,763)
  equivalents

Cash and cash equivalents,                   22,994        12,254
  beginning of period

Cash and cash equivalents, end of          $    893       $   491
  period

Notes to Unaudited Condensed Financial Statements

Basis of Presentation

The information set forth in this interim financial statement as of and for the three and nine months ended March 31, 1998 and March 31, 1997 is unaudited. In the opinion of management, the unaudited financial statement reflects all adjustments necessary to present fairly the financial results of Sabreliner Corporation reported as corporate and government airframe business and engine business and its wholly owned subsidiaries Midcoast Aviation, Inc., reported as corporate and government airframe business; Turbotech Repairs, Inc., marketed under the Premier Turbines tradename and reported as engine business; and Dimension Aviation, Inc. and SabreTech, Inc., reported as commercial airframe business for the periods indicated. Results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Inventories

Components of inventories as of March 31, 1998 and June 30,
1997 were:

                                  March        June
                                (Dollars in Thousands)

          Aircraft parts         $36,376     $28,839
          Raw materials            2,566       1,403
          Pre-owned aircraft         429       1,300

               Total             $39,371     $31,542

Contracts in Process

Contracts in process represent accumulated contract cost and estimated earnings thereon based upon the percentage of completion of unbilled customer orders, net of applicable
customer  advance  or  progress  payments.   In  determining
balances of contracts in process, the Company follows the requirements of SOP81-1. Title to or a security interest in certain items included in contracts in process can be vested in the U.S. government and other customers by reasons of progress payment provisions of related contracts. Included in the contracts in process as of March 31, 1998 are the proportionate revenues earned on amounts subject to claim settlement, representing approximately $1.0 million in after-
tax   earnings.   In  accordance  with  industry  practices,
contracts in process relating to long-term contracts are classified as current assets even though a portion may not be realized within one year.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Adoption of Statement 128 requires the replacement of the previously reported primary earnings per share with a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using outstanding common stock only. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended    Nine Months Ended
                             3/31/98    3/31/97    3/31/98   3/31/97

Numerator:
  Net Income                $  1,198   $    289   $  4,691  $ (3,846)
  Preferred stock
   dividends                       -          -          -         -
     Numerator for fully
     diluted EPS            $  1,198   $    289   $  4,691  $ (3,846)

  Effect of dilutive
    securities:                    -          -          -         -
      Numerator for fully
      diluted EPS           $  1,198   $    289   $  4,691  $ (3,846)

Denominator:
  Denominator for basic
    EPS - weighted-
    average shares           869,934    870,934    870,267   870,901

  Effect of dilutive
    securities:
      Employee stock
      options                  4,106      4,937      4,106     4,944

  Denominator for
    diluted EPS -
    adjusted weighted-
    average shares and       874,040    875,871    874,373   875,845
    assumed conversions

EPS:
Basic earnings per share    $   1.38   $   0.33   $   5.39  $  (4.42)

Diluted earnings per        $   1.37   $   0.33   $   5.36  $  (4.39)
  share

Options to purchase 1,400 shares of common stock at $17.22 per share were outstanding through August 19, 1996 and 4,000 shares of common stock at $15.00 per share are currently outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of the common shares, and, therefore, the effect would be antidilutive.

Contingencies

Refer  to  PART  II  -  OTHER  INFORMATION,  Item  1.  Legal
Proceedings.


Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

Operating income was $5.7 million for the quarter ended and $17.7 million for the nine months ended March 31, 1998, representing increases over the same periods of the previous year of $3.4 million and $16.3 million, respectively. The performance on recently awarded government airframe and engine contracts provided $2.5 million and $10.0 million for the quarter and nine months ended, respectively, of these increases. The removal of four unprofitable commercial aviation facilities during fiscal 1997 increased comparable fiscal 1998 profits by $1.1 million for the quarter and $7.8 million for the nine months ended March 31, 1998. The addition of a new commercial aviation subsidiary, Dimension Aviation, to perform DC-10 and MD-11 PtoF conversions under Boeing subcontracts also improved commercial aviation operating profit for the quarter and nine months by $1.0 million and $2.1 million, respectively. Offsetting gains in other areas, the Company has recognized declines in the continuing operations at the SabreTech subsidiary, of $1.2 million and $4.4 million for the quarter and nine months ended, respectively, due to lower business volume. See PART II - OTHER INFORMATION. Item 1. Legal Proceedings.

Quarter and Nine Months Ended March 31, 1998 as Compared  to
Quarter and Nine Months Ended March 31, 1997

Revenue. Revenue for the third quarter ended March 31, 1998 was $20.3 million higher than the same period of the previous year. Increases were reported in each of the Company's business areas. Corporate and government airframes provided $6.0 million in added revenue, primarily from the Lockheed Martin Eagle subcontract and the addition of an aircraft inspection program for the U.S. Navy. Engine revenue increased by $6.2 million, substantially all of which was due to performance on government contracts. Commercial airframe revenue increased by $8.1 million, representing the addition of a new subsidiary to perform PtoF conversions which provided $10.7 million. This was offset by $2.6 million reduction in revenues at the remaining commercial facilities.

Revenue increased $49.9 million, or 31.2%, to $209.5 million for the nine months ended March 31, 1998 from $159.6 million for the nine months ended March 31, 1997. Increased revenue was reported in each of the Company's business areas.

Corporate and government airframe revenue increased $22.5 million, or 25%, to $111.2 million for the nine months ended March 31, 1998 from $88.7 million for the nine months ended March 31, 1997. Modifications and maintenance generated $5.9 million of this revenue increase. The sale of pre-owned aircraft also provided $5.5 million in added revenue. Another $6.3 million of the increase was provided by U.S. Government logistics service contracts, representing aircraft condition inspections recently awarded by the U.S. Navy and added volume on the U.S. Air Force C-20 program.

Corporate and government engine revenue increased $25.4 million, or 132%, to $44.7 million for the nine months ended March 31, 1998 from $19.3 for the nine months ended March 31, 1997. Government contracts generated $17.3 million of this increase and the addition of engine overhaul capabilities on the AlliedSignal TFE731 provided another $5.8 million in engine revenue. Growth in engine component repairs increased revenue $2.1 million.

Commercial airframe revenue increased $2.0 million, or 4%, to $53.6 million for the nine months ended March 31, 1998 from $51.6 million for the nine months ended March 31, 1997, despite the removal of four commercial aviation facilities from operation which had provided $12.6 million in revenue during that period. Excluding the effect of closing these facilities, commercial airframe revenue would have increased by $14.6 million in the nine months ended March 31, 1998, versus the corresponding period of the previous year. The addition of a new subsidiary to perform PtoF conversions provided $29.1 million in added revenue for the nine months ended March 31, 1998. Partially offsetting this increase was a decline in revenue of $14.5 million at the remaining commercial operation caused by the adverse effects of the ValuJet crash on customer demand.

Gross Margins. Gross margin for the three months ended March 31, 1998 increased by $4.5 million from the corresponding period of the prior year. The largest increase was in corporate and government airframes, totaling $3.0 million, generated largely through the performance of government contracts, which provided $2.0 million. Engine gross margin was $1.9 million higher in the third quarter of fiscal 1998, versus the same period of last year due to the additional business provided by recent government awards.
Commercial aviation gross margin declined by $0.4 million during the quarter, as compared to the previous year, despite the closure of four unprofitable facilities during fiscal 1997 which reported losses of $0.5 million during the three months ended March 31, 1997. The addition of a new subsidiary to perform PtoF modifications, which added $1.8 million during the three months ended March 31, 1998 was offset by declines attributed to the remaining commercial facility which reported gross margin $2.7 million lower than the prior year due to reduced business volume.

Total gross margin increased $16.8 million, or 69%, to $41.3 million for the nine months ended March 31, 1998 from $24.5 million for the nine months ended March 31, 1997. Corporate and government airframe business provided $5.8 million of this increase, due to the award of aircraft condition inspections for the U.S. Navy, which provided $2.3 million in additional gross margin, and due to increased corporate major modifications. Corporate and government engine gross margin increased $8.0 million, or 163%, to $13.0 million for the nine months ended March 31, 1998 from $4.9 million for the nine months ended March 31, 1997. Performance on government contracts provided $6.6 million of this increase. The addition of engine overhaul capabilities on the AlliedSignal TFE731 engine also provided $0.7 million in added gross margin. The remaining increase in business and government engine service gross margin was due to increased volume, particularly in engine component repairs. Commercial airframe gross margin increased $3.0 million, or 176%, to $4.7 million for the nine months ended March 31, 1998 from $1.7 million for the nine months ended March 31, 1997, partially due to the removal of the four unprofitable commercial airframe facilities from operations during fiscal 1997. Excluding the $2.4 million effect of closing these facilities, the gross margin associated with the remaining commercial airframe facilities would have increased by $0.6 million. This resulted from forming a subsidiary to perform PtoF conversions, which provided $4.6 million in added gross margin, and the reduction in gross margin of $4.0 million due to a decline in business at the other commercial airframe subsidiary.

Selling, General and Administrative. Selling, general and administrative expense increased by $1.1 million and $0.6 million during the three months and nine months ended March 31, 1998, respectively, as compared to the same periods of the previous year. After excluding the facilities removed from operation and the effect of ValuJet-related expense on fiscal 1997 results, which totaled $0.5 million for the quarter and $5.4 million for the nine months ended March 31, 1997, selling, general and administrative expense would have increased from fiscal 1997 by $1.6 million for the quarter and $6.0 million for the nine months ended March 31, 1998. The subsidiary established to perform PtoF conversions required additional administrative expenses of $0.9 million and $2.6 million for the quarter and nine months, respectively. The remaining increases in selling, general and administrative expenses for the periods can be attributed to incremental marketing expenses and inflationary effects.

Outlook

A comparison of backlog by business area follows:

                                              Outstanding Backlog
                                       March 31, 1998      June 30, 1997
                                             (Dollars in Thousands)

  Corporate and government airframe      $ 57,710         $ 98,659
  Engine                                   55,309           31,231
  Commercial airframe                      90,052          122,655
                                         $203,071         $252,545

Backlog estimates represent the expected values due on completion of firm, undelivered orders. On contracts subject to ordering periods with Best Estimated Quantity ("BEQ") provisions, the BEQ estimate is considered backlog upon order authorization. For contracts with option periods, no backlog is reflected for the periods of unexercised options. If included, these options would increase total backlog as of March 31, 1998 to $594 million.

The reduction in corporate and government airframe business backlog is primarily due to work completed on government logistics contracts. The increase in engine business backlog from June 30, 1997 to March 31, 1998 is due to the award of a new contract with the U.S. Army and increases in corporate demand. The reduction in commercial airframe backlog reflects the continued performance of the DC-10 and MD-11 PtoF subcontracts with Boeing. The total expected revenue of firm orders under the Boeing subcontracts is approximately $120 million, and as of March 31, 1998, nearly $79.0 million remained undelivered.

Liquidity and Capital Resources

During the nine months ended March 31, 1998 the Company deployed capital resources provided by outstanding cash balances and the revolving credit facility totaling $47.9 million. The largest investment for the period was made in working capital and facility enhancements necessary to perform the PtoF subcontracts for Boeing performed at the Company's new commercial aviation subsidiary, where total investments for the first nine months of fiscal 1998 were $38.2 million. The Company expects additional working capital resources of approximately $6.0 million to be required at this subsidiary as the Boeing subcontracts reach peak investment. Other major investments during the nine months ended March 31, 1998 include the construction of a new corporate airframe hangar at Midcoast valued at $2.9 million and working capital growth, totaling $6.8 million. See PART II - OTHER INFORMATION. Item 1. Legal Proceedings.

The Company has initiated a process whereby new Senior Notes would be issued to redeem outstanding indebtedness associated with its 12 1/2% Senior Notes due 2003 and repay current indebtedness accumulated under its revolving credit facility. After issuance of the new Notes and application of proceeds therefrom, the Company intends to retain outstanding mortgages, capital leases and other indebtedness totaling approximately $5.5 million at March 31, 1998. The Company also plans to continue its revolving credit facility and maintain letters of credit valued in excess of $3.5 million to comply with contractual requirements. The
Company believes the revolving credit facility, which can provide up to $40 million subject to collateral limits, combined with operating cash flows, will provide sufficient resources to fund continued investments in equipment and capabilities, facilitate internal growth and execute selected acquisitions within its growing markets.

Year 2000 Compliance

Many older computer programs identify the applicable year with only the last two digits, presuming the first two digits are "19." As of January 1, 2000 or sooner, these programs could malfunction and cause a system failure or miscalculation, such as erroneously identifying post-2000 activity as occurring in a prior century. This error could cause a system failure or miscalculation which could result in a disruption of operations including, among other things, a temporary inability to process transactions, age inventories, or engage in similar normal business activities. The Company has performed a preliminary assessment of the impact of the year 2000 on its existing computer systems and initiated action which it believes will make them compliant with the year 2000 requirements by December 31, 1998.

The Company has capitalized the establishment and transition of new mainframe system software, which is a year 2000-compliant version, totaling $5.3 million as of March 31, 1998. Other information processing systems, such as calibration equipment and test cell data gathering systems, will require modification to meet the requirements of the new millennium. The costs to convert such other information processing systems are not material and will be expensed as incurred. The Company believes conversion efforts will not unduly disrupt operations or pose significant operational problems for information systems after modification to existing software and conversion to new software. However, if such modifications and conversion are not made or not completed in timely fashion, the year 2000 effect could have a material adverse effect on operations of the Company. Although the Company has completed "beta" and test installations of its year 2000 compliant replacement software, there can be no guarantee that these schedules will be achieved and actual results could differ materially from those anticipated.

Forward Looking Statements

The Company may have provided "Forward-Looking Statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) which may involve risk or uncertainty, including, but not limited to: future sales, earnings, margins, production levels and costs, aircraft deliveries, research and development, environmental and other expenditures, and various business trends. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expections will prove to be correct. Actual results and trends in the future may differ materially from expectation, depending on a variety of factors.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

ValuJet Related

On May 11, 1996, ValuJet Flight 592 from Miami, carrying 110 passengers and crew crashed into the Florida Everglades, leaving no survivors. On August 19, 1997, the National Transportation Safety Board (NTSB) conducted its public hearing and issued an Abstract of Final Report on ValuJet Flight 592 which listed the probable causes of the accident to be (1) the failure of SabreTech to properly prepare, package, identify and track unexpended oxygen generators before presenting them to ValuJet, (2) the failure of ValuJet to properly oversee its contract maintenance program to ensure compliance with maintenance, maintenance training and hazardous materials requirements and practices and (3) failure of the Federal Aviation Administration (FAA) to require smoke detection and fire suspression systems in Class D cargo compartments. The NTSB also found that other acts and omissions by SabreTech, ValuJet and FAA contributed to the accident.

SabreTech,  ValuJet and others have been named as defendants in numerous wrongful death actions that have been filed by families of victims. The Company's legal costs of defending
against   these   civil  actions  and  any claim settlements
or  judgments  are  funded  by  the   Company's insurance
policies. In the case of claim settlements or judgements, such costs are funded only up to the coverage limits of such policies, except possibly for certain punitive damage claims, if awarded. Management believes its insurance coverage is adequate to provide for such legal actions, although no assurance can be given that these actions will not have a material adverse affect upon the financial condition or results of operations of the Company.

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

In  addition,  SabreTech, has been informed  by  the  United
States  Attorney's Office in Miami, Florida,  that  it,  and several  unnamed employees, are targets of a  Federal  grand jury  investigation related to the ValuJet Flight 592 crash.
This means that SabreTech is likely to be indicted on criminal charges relating to the ValuJet crash. If convicted, SabreTech, Inc. would face possible criminal penalties including fines and restitution. The Company believes that there are meritorious defenses to any criminal charges that may be brought. The Company is unable to predict the final outcome
of these  proceedings.   The  Company  cannot  provide   any
assurances that Sabreliner Corporation will not become a target of this investigation or that the resolution thereof will not have a material adverse effect on the financial condition or results of operations of the Company.

Uninsured costs of approximately $6.4 million associated with this accident (such as media relations, incremental professional services, legal fees and other costs related to the various investigations and other lawsuits) have been incurred since May, 1996. Although the Company believes its insurance coverage is adequate to resolve continuing wrongful death litigation, there can be no assurance that the continuing effects of these investigations and other ValuJet related lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

Federal Aviation Administration

On April 30, 1998, the FAA issued a Notice of Proposed Civil Penalty alleging numerous violations of the federal hazardous materials regulations by SabreTech in connection with the FAA's investigation into the ValuJet Flight 592 crash. The amount of the proposed civil penalty is $2,250,000. The Company believes that it has meritorious defenses to these alleged violations and intends to dispute both the alleged non-compliance with the federal hazardous material regulations and the amount of the proposed penalty. The Company is not able to determine whether its defenses will be successful, and no assurances can be given that this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

Environmental

SabreTech's handling of oxygen generators prior to the ValuJet Flight 592 crash has resulted in an investigation by federal and state environmental regulatory authorities (in addition to the FAA investigation discussed above) into hazardous material handling requirements and procedures at SabreTech's former facility in Miami, Florida. The Company is continuing to cooperate fully with these investigations. Based on its investigation of these matters, the Company believes that SabreTech has meritorious defenses to allegations that SabreTech's handling of the oxygen generators violated Environmental Laws. There can be no assurance, however, that the Company's liability, if any, for such matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

On May 6, 1998, the Company and a Company employee were indicted on two counts each for alleged violations of the
Federal Water Pollution Control Act (also known as the "Clean Water Act") and the Resource Conservation and Recovery Act ("RCRA") related to alleged discharges of wastewater that occurred in 1993 prior to the flooding of the Company's Perryville, Missouri facility. Based on its analysis of its environmental practices at the Perryville facility and the incident described in the indictment, the Company believes that it has meritorious defenses to the allegations. However, the Company cannot give any assurance that these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Filed

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SABRELINER CORPORATION



Date:  May 15, 1998      /s/  F. Holmes Lamoreux
                         F. Holmes Lamoreux
                         Chairman of the Board and
                         Chief Executive Officer



Date: May 15, 1998       /s/ Rodney E. Olson
                         Rodney E. Olson
                         Senior Vice President, Finance  and
                         Corporate  Development  and   Chief
                         Financial Officer